Form 10-Q
period 1996-03-28
GREAT AMERICAN COOKIE CO INC
filed 1996-05-13
CIK 920110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER:  33-76306

                      GREAT AMERICAN COOKIE COMPANY, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                            58-1295221
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                           4685 FREDERICK DRIVE, S.W.
                            ATLANTA, GEORGIA  30336
                    (Address of principal executive offices)

                                 (404) 696-1700
              (Registrant's telephone number, including area code)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes  X  No
             ---    ---
================================================================================

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)


                                     INDEX



PART I . FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                     Balance Sheet as of March 28, 1996 and June 29, 1995

                     Statement of Operations for the thirteen week periods
                          ended March 28, 1996 and March 30, 1995

                     Statement of Operations for the thirty-nine week periods
                          ended March 28, 1996 and March 30, 1995

                     Statement of Changes in Stockholder's Equity for the
                          thirty-nine week period ended March 28, 1996

                     Statement of Cash Flows for the thirty-nine week periods
                          ended March 28, 1996 and March 30, 1995

                     Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II . OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                                   MARCH 28,         JUNE 29,
                                                                                      1996             1995
                                                                                  -----------      -----------
ASSETS
Current assets
   Cash and cash equivalents                                                      $ 3,163,420      $ 4,251,780
   Accounts receivable - trade                                                      1,590,440        1,343,426
   Inventory                                                                        1,502,799        1,304,174
   Prepaid expenses                                                                    66,934        1,075,333
   Income tax receivable                                                              155,839          147,583
   Current deferred tax benefit                                                       121,000          256,787
   Current portion of notes receivable                                                128,085          277,795
   Other receivables                                                                   36,590          162,399
                                                                                  -----------      -----------

      Total current assets                                                          6,765,107        8,819,277
                                                                                  -----------      -----------


Property and equipment, net of accumulated depreciation (Note 3)                    8,936,913        9,101,235
Construction in progress, net of construction deposits received from franchisees       (9,135)          15,682
                                                                                  -----------      -----------

                                                                                    8,927,778        9,116,917
                                                                                  -----------      -----------

Other assets
   Deferred loan costs, net of accumulated amortization
      of $1,321,000 and $891,700, respectively                                      2,752,058        3,181,358
   Notes receivable, net of current portion                                            94,219           92,219
   Deferred tax benefit                                                               994,000        1,365,036
   Deposits                                                                            61,686           54,759
   Accrued straight-line minimum rent receivable for subleases to franchisees       1,307,431        1,157,948
                                                                                  -----------      -----------

                                                                                    5,209,394        5,851,320
                                                                                  -----------      -----------

Cost in excess of fair value of net assets acquired (goodwill), net of
   accumulated amortization of $2,016,151 and $1,364,200, respectively             32,936,174       33,588,125
                                                                                  -----------      -----------

                                                                                  $53,838,453      $57,375,639
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable                                                                   989,448        1,293,679
   Sales taxes payable                                                                118,212          128,090
   Accrued interest payable                                                           945,430        1,996,676
   Accrued expenses                                                                   660,404        1,936,214
   Deposits                                                                           717,960          760,512
   Dividends payable                                                                  312,500          390,400
                                                                                  -----------      -----------

      Total current liabilities                                                     3,743,954        6,505,571
                                                                                  -----------      -----------

Capital lease obligations, net                                                         71,668           83,638
                                                                                  -----------      -----------

Accrued straight-line minimum rent payable                                          2,159,598        1,947,614
                                                                                  -----------      -----------

Long-term debt (Note 4)                                                            40,000,000       40,000,000
                                                                                  -----------      -----------

Commitments and contingencies

Stockholder's equity
   Common stock, no par value, 2,000 shares authorized;
      210 shares issued and outstanding                                            13,500,000       13,500,000
   Additional paid-in capital                                                         336,063          336,063
   Accumulated deficit                                                             (5,972,830)      (4,997,247)
                                                                                  -----------      -----------

                                                                                    7,863,233        8,838,816
                                                                                  -----------      -----------

                                                                                  $53,838,453      $57,375,639
                                                                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 FOR THE THIRTEEN        FOR THE THIRTEEN
                                                                    WEEK PERIOD             WEEK PERIOD
                                                                       ENDED                   ENDED
                                                                  MARCH 28, 1996          MARCH 30, 1995
                                                                  --------------          --------------
Revenue:
   Cookie and beverage sales                                         $5,870,501             $ 6,375,074
   Batter sales to franchisees                                        2,270,970               2,034,204
   Franchise royalties                                                  993,627                 908,703
   Franchise sales - existing and new stores                            255,560                 159,338
   Other - net                                                           48,695                  65,188
                                                                     ----------             -----------

      Total revenue                                                   9,439,353               9,542,507
                                                                     ----------             -----------

Operating expenses:
   Cost of sales                                                      4,814,354               5,081,414
   Retail store occupancy                                             1,943,636               1,934,878
   Other retail store expenses                                          383,958                 450,965
   Selling, general and administrative expenses                       1,791,027               1,961,358
                                                                     ----------             -----------

      Total operating expenses                                        8,932,975               9,428,615
                                                                     ----------             -----------

Other (income) expenses, net:
   Interest (income)                                                    (11,413)                (21,460)
   Interest expense                                                   1,104,094               1,099,756
   Amortization of deferred loan costs                                  143,100                 143,100
                                                                     ----------             -----------

      Total other (income) expenses, net                              1,235,781               1,221,396
                                                                     ----------             -----------

Loss before non-recurring litigation charge and taxes                  (729,403)             (1,107,504)
Non-recurring litigation charge                                               0                 439,000
                                                                     ----------             -----------

Loss before taxes                                                      (729,403)             (1,546,504)
State and federal income tax expense (benefit)                          (76,532)               (649,000)
                                                                     ----------             -----------

Net loss                                                             $ (652,871)            $  (897,504)
                                                                     ==========             ===========





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE THIRTY-NINE      FOR THE THIRTY-NINE
                                                                    WEEK PERIOD              WEEK PERIOD
                                                                       ENDED                    ENDED
                                                                   MARCH 28, 1996           MARCH 30, 1995
                                                                   --------------           --------------
Revenue:
   Cookie and beverage sales                                         $18,810,465             $20,261,498
   Batter sales to franchisees                                         7,402,308               7,004,625
   Franchise royalties                                                 3,262,625               3,027,345
   Franchise sales - existing and new stores                             713,136                 514,879
   Other - net                                                           113,649                 141,521
                                                                     -----------             -----------

      Total revenue                                                   30,302,183              30,949,868
                                                                     -----------             -----------

Operating expenses:
   Cost of sales                                                      14,646,713              15,065,560
   Retail store occupancy                                              5,486,893               5,510,430
   Other retail store expenses                                         1,011,801               1,201,820
   Selling, general and administrative expenses                        5,106,674               5,223,168
                                                                     -----------             -----------

      Total operating expenses                                        26,252,081              27,000,978
                                                                     -----------             -----------

Other (income) expenses, net:
   Interest (income)                                                     (35,783)                (80,120)
   Interest expense                                                    3,312,472               3,266,122
   Amortization of deferred loan costs                                   429,300                 432,000
                                                                     -----------             -----------

      Total other (income) expenses, net                               3,705,989               3,618,002
                                                                     -----------             -----------

Income before non-recurring litigation charge and taxes                  344,113                 330,888
Non-recurring litigation charge                                                0                 439,000
                                                                     -----------             -----------

Income (loss) before taxes                                               344,113                (108,112)
State and federal income tax expense                                     507,196                 251,000
                                                                     -----------             -----------

Net loss                                                             $  (163,083)            $  (359,112)
                                                                     ===========             ===========





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)




                                              FOR THE THIRTY-NINE WEEK PERIOD ENDED MARCH 26, 1996
                                              ----------------------------------------------------
                                                           ADDITIONAL
                                               COMMON       PAID IN       ACCUMULATED        TOTAL
                                               STOCK        CAPITAL         DEFICIT         EQUITY
                                               ------      ----------     -----------      --------
Balance at June 29, 1995                    $13,500,000     $336,063     $(4,997,247)     $8,838,816

Current period net loss                               -            -        (163,083)       (163,083)

Dividends declared                                    -            -        (812,500)       (812,500)
                                            -----------     --------     -----------      ----------

                                            $13,500,000     $336,063     $(5,972,830)     $7,863,233
                                            ===========     ========     ===========      ==========





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE THIRTY-NINE  FOR THE THIRTY-NINE
                                                                                           WEEK PERIOD          WEEK PERIOD
                                                                                              ENDED                ENDED
                                                                                         MARCH 28, 1996       MARCH 30, 1995
                                                                                         --------------       --------------
Cash flows from operating activities
   Net loss                                                                               $  (163,083)         $  (359,112)
   Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation                                                                        1,309,468            1,233,993
        Amortization of cost in excess of fair value of net assets acquired (goodwill)        651,951              657,600
        Amortization of deferred loan costs                                                   429,300              432,000
        Net gain on sales and disposals of property and equipment                            (259,276)             (90,379)
        Net increase in accrued straight-line minimum rent
         receivable and payable                                                                62,501               83,918
        Changes in assets and liabilities
           (Increase) decrease in accounts receivable                                        (427,315)              22,930
           Increase in inventory                                                             (198,625)            (131,269)
           (Increase) decrease in prepaid expenses                                          1,008,399             (169,506)
           Increase in income tax receivable                                                   (8,256)                   0
           Decrease in current deferred tax benefit                                           135,787              150,000
           Decrease (increase) in other receivables                                           125,809              (39,059)
           Decrease in deferred tax benefit                                                   371,036              100,410
           (Increase) decrease in other assets                                                 (6,927)               6,089
           Decrease in accounts payable                                                      (304,231)            (214,675)
           Decrease in sales taxes payable                                                     (9,878)             (11,999)
           Decrease in accrued interest payable                                            (1,051,246)          (1,514,358)
           (Decrease) increase in accrued expenses                                         (1,275,810)             226,057
           Decrease in deposits                                                               (42,552)             (26,604)
                                                                                          -----------          -----------

                Net cash provided by operating activities                                     347,052              356,036
                                                                                          -----------          -----------

Cash flows from investing activities
   Acquisitions of property and equipment, including net increase in construction
     in progress, net of construction deposits received from franchisees                   (1,534,532)          (3,877,028)
   Proceeds from sales and disposals of property and equipment                                494,917              966,738
   Acceptance of notes receivable                                                                   0              (59,300)
   Proceeds from collection of notes receivable                                               444,073                    0
                                                                                          -----------          -----------

                Net cash used for investing activities                                       (595,542)          (2,969,590)
                                                                                          -----------          -----------

Cash flows from financing activities
   Payment of acquisition related expenses                                                          0             (118,842)
   Payment of deferred loan costs                                                                   0              (33,397)
   Principal repayments under capital lease obligations                                       (11,970)                   0
   Dividends paid                                                                            (827,900)          (1,077,900)
                                                                                          -----------          -----------

                Net cash used for financing activities                                       (839,870)          (1,230,139)
                                                                                          -----------          -----------

        Net decrease in cash and cash equivalents during period                            (1,088,360)          (3,843,693)
                                                                                          -----------          -----------

Cash and cash equivalents, beginning of period                                              4,251,780            6,184,712
                                                                                          -----------          -----------

Cash and cash equivalents, end of period                                                  $ 3,163,420          $ 2,341,019
                                                                                          ===========          ===========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                          FOR THE THIRTY-NINE      FOR THE THIRTY-NINE
                                                                              WEEK PERIOD              WEEK PERIOD
                                                                                 ENDED                    ENDED
                                                                            MARCH 28, 1996           MARCH 30, 1995
                                                                            --------------           --------------
Supplemental disclosure of cash flow information:
- - -------------------------------------------------
Cash paid during the period for:
   Interest                                                                   $4,363,718               $4,780,480
                                                                              ==========               ==========

   State and federal income taxes                                             $   13,751               $   42,043
                                                                              ==========               ==========





Supplemental disclosures of noncash investing and financing activities:

During the thirty-nine weeks ended March 28, 1996, notes receivable with face amounts of $177,919 and $118,444 were received from unrelated franchisees in connection with the sale of Company-operated stores.





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended and for the thirty-nine weeks ended March 28, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, and the results of its operations and its cash flows for the periods presented. However, these results are not necessarily indicative of the results for any other interim period or the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 29, 1995. Earnings per share is not presented, as the Company is wholly-owned.


2.   DESCRIPTION OF BUSINESS AND ACQUISITION

     Great American Cookie Company, Inc. is an operator and franchisor of mall-based specialty retail cookie outlets and manufacturer of cookie batter which is sold to Company-operated and franchised retail stores.

     On December 10, 1993, the Company was acquired by Cookies USA, Inc. ("Cookies USA") in several transactions. Immediately following the acquisition, the Company changed its name from The Original Great American Chocolate Chip Cookie Company, Inc. to Great American Cookie Company, Inc. The acquisition was recorded in the accounts of the Company using the purchase method of accounting with "push-down" accounting. Due to the 22% interest retained by the selling stockholders of the Company via their common and convertible preferred stock interests in Cookies USA, the Company did not recognize an increase in the carrying value of 22% of the underlying assets of the Company and the assets of Georgia Cookies, Inc., TOGA Leasing and Sunbelt Investments.


3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                MARCH 28,                JUNE 29,
                                                                   1996                    1995
                                                               -----------             -----------
     Land                                                      $   240,000             $   240,000
     Building                                                      760,795                 760,795
     Building and leasehold improvements                         8,105,917               7,568,603
     Furniture, fixtures, and equipment                          3,095,553               2,723,682
     Vehicles                                                       12,779                  12,779
                                                               -----------             -----------

                                                                12,215,044              11,305,859
     Less accumulated depreciation                              (3,278,131)             (2,204,624)
                                                               -----------             -----------

     Property and equipment -- net                             $ 8,936,913             $ 9,101,235
                                                               ===========             ===========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



4.   LONG-TERM DEBT

     Notes payable as of March 28, 1996 and June 29, 1995 represent notes issued in connection with the acquisition of the Company on December 10, 1993 (See Note 2). Notes payable are described as follows:

     10.875% senior secured notes payable due January 15, 2001, Series B (the "Notes"). Interest accrues daily and is payable semi-annually on January 15 and July 15.

     The Notes are secured by certain tangible and intangible
          assets, including but not limited to, the equipment
          constituting the Company's batter production
          facility, the capital stock of all current and
          future subsidiaries of the Company, intellectual
          property rights and other intangible assets of the
          Company.
                                                                                 $40,000,000
                                                                                 ===========


The Company is subject to certain covenants provided for under the debt offering, including limitations on restricted payments, limitations on incurrence of indebtedness and issuances of preferred stock, limitations on asset sales, limitations on liens, limitations on granting liens, restrictions on subsidiary dividends, maintenance of a fixed charge coverage ratio, limitations on mergers, consolidations or sale of assets, limitations on transactions with affiliates, and various reporting requirements to the holders of the Notes and the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the results of operations of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended March 28, 1996 compared to the results of operations for the thirteen weeks ended March 30, 1995 is below. The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and are not stated.

THIRTEEN WEEKS ENDED MARCH 28, 1996 (THIRD QUARTER OF FISCAL 1996) COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1995 (THIRD QUARTER OF FISCAL 1995)

Company and Franchise Store Activity

     As of March 28, 1996 there were 109 Company-operated stores and 223 franchised stores in operation. The store activity for the third quarter of fiscal 1996 and third quarter of fiscal 1995 is summarized as follows:

                                                                  THIRD QUARTER             THIRD QUARTER
                                                                 OF FISCAL 1996             OF FISCAL 1995
                                                             ----------------------     ---------------------
                                                             COMPANY-                   COMPANY-
                                                             OPERATED    FRANCHISED     OPERATED   FRANCHISED
                                                             --------    ----------     --------   ----------
Stores open as of beginning of the quarter                     111           225          115         208
   Stores opened (including relocations)                         2             3            6           3
   Stores closed (including relocations)                        (4)           (5)          (3)         (5)
   Stores sold to franchisees                                   (1)            1           (3)          3
   Stores acquired from franchisees                              1            (1)           1          (1)
                                                               ---           ---          ---         ---

Stores open as of the end of the quarter                       109           223          116         208

   Satellite locations as of the end of the quarter             11            36           15          35
                                                               ---           ---          ---         ---

   Total outlets as of the end of the quarter                  120           259          131         243
                                                               ===           ===          ===         ===

   The above activity results in 1,438 Company-operated equivalent store weeks and 2,872 franchisee-operated equivalent store weeks during the thirteen week period ended March 28, 1996 compared to 1,531 Company-operated equivalent store weeks and 2,679 franchisee-operated equivalent store weeks during the thirteen week period ended March 30, 1995.

Total Revenue

   Total revenue decreased $103,000 or approximately 1.1% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 primarily attributable to the following factors:

     - Cookie and beverage sales at Company-operated retail stores decreased $505,000 or approximately 8.0% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The decrease in revenue from Company-operated retail stores was attributable to (a) an approximately 6.1% decrease in Company-operated equivalent store weeks, and (b) a decrease in the average retail sales volume for Company-operated stores. Specifically, the average retail sales volume for a Company-operated store decreased 1.9%. On a comparable store basis, for those stores which were Company-operated in fiscal 1996 and 1995, sales volumes increased 0.9%. The average retail sales volume decreased while at the same time comparable store sales volumes increased due to some stores not being Company-operated in both fiscal 1996 and 1995, including those Company stores with higher than average sales volumes which were sold to franchisees in fiscal 1996 and 1995.

     - Batter sales to franchisees increased $237,000 or approximately 11.6% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The increase in batter sales to franchisees was primarily attributable to (a) an approximately 7.2% increase in franchisee-operated equivalent store weeks, and (b) a 4.4% increase in the volume of batter sold per franchisee-operated equivalent store week.

     - Franchise royalties increased $85,000 or approximately 9.3% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The increase in franchise royalties was attributable to (a) an approximately 7.2% increase in franchisee-operated equivalent store weeks, and (b) an increase in the average retail sales volume per franchisee-operated store of 2.1%.

     - During the third quarter of fiscal 1996 revenue from franchise sales increased $96,000 or approximately 60.4%. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):


                                                                     FISCAL        FISCAL
                                                                      1996          1995
                                                                    ---------    ---------
                 Number of licenses sold to franchisees
                         - existing stores                                 1             3
                         - new stores                                      3             2

                 Cash from sale of existing stores                  $250,000     $ 685,000
                 Less:  Net book value of existing stores sold       (70,000)     (580,000)
                                                                    --------     ---------
                 Revenue from sale of existing stores                180,000       105,000
                                                                    --------     ---------

                 Revenue from license fees for new stores             75,000        50,000
                 Revenue from other fees                                   0         4,000
                                                                    --------     ---------
                 Revenue from license fees
                   for new stores and other fees                      75,000        54,000
                                                                    --------     ---------

                 Total revenue from sale of existing
                   and new stores to franchisees                    $255,000     $ 159,000
                                                                    ========     =========




            - Other revenue decreased $16,000 or approximately 25.3% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The decrease in other revenue is primarily attributable to (a) an increase in batter discounts taken by franchisees (consistent with the increase in batter sales to franchisees).


Cost of Sales

     Cost of sales decreased $267,000 or approximately 5.3% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The decrease in cost of sales was primarily attributable to (a) a decline in retail cookie and beverage sales in Company-operated stores, (b) an improvement in retail labor margins, offset by (c) an increase in batter sales to franchisees, and (d) a decline in wholesale batter margins due to higher ingredient costs.

Retail Store Occupancy

     Retail store occupancy costs increased $9,000 or approximately 0.5% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The increase was primarily attributable to (a) an increase in repairs and maintenance costs within Company-operated retail stores, offset by (b) an approximately 6.1% decrease in Company-operated equivalent store weeks.

Other Retail Store Expenses

     Other retail store expenses decreased $67,000 or approximately 14.9% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The decrease in other retail store expenses was primarily attributable to a decrease in marketing expenses related to the use of less point-of-sale promotional materials in Company-operated stores.

Selling, General and Administrative

     Selling, general and administrative expenses decreased $170,000 or approximately 8.7% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. This decrease was primarily attributable to (a) a decrease in home office administrative salaries, (b) a decrease in various home office administrative expenditures, and (c) a decrease in professional service fees, including legal and accounting services, offset by (d) an increase in travel costs due to additional reviews of stores by field supervisors.

Other Expenses, Net

     Other expenses, net, increased $14,000 or approximately 1.2% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The increase was attributable to (a) a decrease in interest income, and (b) an increase in interest expense due to an increase in capital lease obligations.

Non-Recurring Litigation Charge

     During the third quarter of fiscal 1995, a non-recurring litigation charge of $439,000 was recorded to cover a potential forthcoming judgment against the Company in the Haagen-Burbank lawsuit. In June 1993, the Company won a judgment for breach of written contract to a lease entered into with a developer, Haagen-Burbank. On appeal, the Court of Appeals of the State of California Second Appellate District overturned the jury's verdict and directed the trial court to determine the amount of attorney fees and costs due to Haagen-Burbank as the prevailing party in the litigation. Haagen-Burbank had submitted to the court a request for legal fees totaling $439,000; however, on April 27, 1995, the trial court entered a judgment of $417,985. On September 15, 1995 the Company paid $395,966 to Haagen-Burbank as settlement of the judgment against the Company.

Net Loss

     Net loss decreased $245,000 or approximately 27.3% for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The decrease in net loss was primarily attributable to (a) an approximately 345% increase in operating income, offset by (b) a 1.2% increase in other expenses, net.

THIRTY-NINE WEEKS ENDED MARCH 28, 1996 (FISCAL 1996 YEAR-TO-DATE) COMPARED TO THIRTY-NINE WEEKS ENDED MARCH 30, 1995 (FISCAL 1995 YEAR-TO-DATE)

Company and Franchise Store Activity

     As of March 28, 1996 there were 109 Company-operated stores and 223 franchised stores in operation. The store activity for fiscal 1996 year-to-date and for fiscal 1995 year-to-date is summarized as follows:

                                                                   FISCAL 1996               FISCAL 1995
                                                                   -----------               -----------
                                                                  YEAR-TO-DATE               YEAR-TO-DATE
                                                                  ------------               ------------
                                                             COMPANY-                   COMPANY-
                                                             OPERATED    FRANCHISED     OPERATED   FRANCHISED
                                                             --------    ----------     --------   ----------
Stores open as of beginning of the fiscal year                 108           215          111         204
     Stores opened (including relocations)                      11            11           14           9
     Stores closed (including relocations)                      (6)           (7)          (5)         (9)
     Stores sold to franchisees                                 (6)            6           (5)          5
     Stores acquired from franchisees                            2            (2)           1          (1)
                                                               ---           ---          ---         ---

Stores open as of end of the quarter                           109           223          116         208

     Satellite locations as of the end of the quarter           11            36           15          35
                                                               ---           ---          ---         ---

     Total outlets as of the end of the quarter                120           259          131         243
                                                               ===           ===          ===         ===

     The above activity results in 4,268 Company-operated equivalent store weeks during the thirty-nine week period ended March 28, 1996 and 4,389 Company-operated equivalent store weeks during the thirty-nine week period ended March 30, 1995. Based upon thirty-nine operating weeks for franchise stores, the above activity results in 8,603 and 8,003 franchisee-operated equivalent store weeks during fiscal 1996 year-to-date and fiscal 1995 year-to-date, respectively.

Total Revenue

     Total revenue decreased $648,000 or approximately 2.1% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995, primarily attributable to the following:

     - Cookie and beverage sales at Company-operated retail stores decreased $1,451,000 or approximately 7.2% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. The decrease in revenue from Company-operated retail stores was primarily attributable to (a) a decrease in the average retail sales volume for Company-operated stores and (b) an approximately 2.8% decrease in Company-operated equivalent store weeks. Specifically, the average retail sales volume for Company-operated stores decreased approximately 4.4% per equivalent store week. On a comparable store basis, for those stores which were Company-operated in fiscal 1996 and 1995, sales volumes decreased 2.8%.

     - Batter sales to franchisees increased $398,000 or approximately 5.7% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. The increase in batter sales to franchisees was primarily attributable to (a) an increase of approximately 7.5% in franchisee-operated equivalent store weeks offset by (b) a 1.8% decrease in the volume of batter sold per franchisee-operated equivalent store week.

     - Franchise royalties increased $235,000 or approximately 7.8% during the thirty-nine week period ended March 28, 1996 compared to the thirty-nine week period ended March 30, 1995. The increase in royalties primarily resulted from (a) an approximately 7.5% increase in franchisee-operated equivalent store weeks and (b) an increase in the average franchisee-operated equivalent store sales volume of 0.3%.

     - Fiscal 1996 year-to-date revenue from franchise sales increased $198,000 or approximately 38.5%. Revenue from selling existing and new stores to franchisees is summarized below (rounded):

                                                                      FISCAL         FISCAL
                                                                       1996           1995
                                                                    ----------     ---------
                 Number of licenses sold to franchisees
                         - existing stores                                   6             5
                         - new stores                                        9             8

                 Cash from sale of existing stores                  $1,051,000     $ 910,000
                 Less:  Net book value of existing stores sold        (574,000)     (694,000)
                                                                    ----------     ---------
                 Revenue from sale of existing stores                  477,000       216,000
                                                                    ----------     ---------

                 Revenue from license fees for new stores              225,000       200,000
                 Revenue from other fees                                11,000        99,000
                                                                    ----------     ---------
                 Revenue from license fees
                   for new stores and other fees                       236,000       299,000
                                                                    ----------     ---------

                 Total revenue from sale of existing
                   and new stores to franchisees                    $  713,000     $ 515,000
                                                                    ==========     =========


     - Other revenue decreased $28,000 or approximately 19.7% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. The decrease in other revenue is primarily attributable to (a) an increase in batter discounts taken by franchisees (consistent with the increase in batter sales to franchisees) and (b) a decrease in Company-operated equivalent store weeks, offset by (c) an increase in sales of miscellaneous supplies to franchise stores.


Cost of Sales

     Cost of sales decreased $419,000 or approximately 2.8% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. The decrease was primarily attributable to (a) a decline in retail cookie and beverage sales volume in Company-operated stores and (b) an improvement in wholesale batter margins, offset by (c) an increase in retail store packaging costs.

Retail Store Occupancy

     Retail store occupancy costs decreased $24,000 or approximately 0.4% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. The decrease in retail store occupancy costs was primarily attributable to (a) an approximately 2.8% decrease in Company-operated store weeks, offset by (b) an increase in repairs and maintenance expense within Company-operated retail stores.

Other Retail Store Expenses

     Other retail store expenses decreased $190,000 or approximately 15.8% during the thirty-nine week period ended March 28, 1996, compared to the thirty-nine week period ended March 30, 1995. The decrease in other retail store expenses was primarily attributable to (a) a decrease in marketing expenses related to the use of less point-of-sale promotional materials in Company-operated stores, and (b) a decrease in bank charges and supplies expense as a result of cost containment efforts.

Selling, General and Administrative

     Selling, general and administrative expenses decreased $116,000 or approximately 2.2% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. The decrease in selling, general, and administrative expenses was primarily attributable to (a) a decrease in professional service fees, including legal and accounting services,
(b) a decrease in the expenses related to store closings and (c) a decrease in various home office administrative expenditures, offset by (d) an increase in travel costs due to additional review of stores by field supervisors.

Other Expenses, Net

     Other expenses, net increased $88,000 or approximately 2.4% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. The increase was primarily attributable to (a) a decrease in interest income, and (b) an increase in interest expense due to an increase in capital lease obligations.

Non-Recurring Litigation Charge

     During the third quarter of fiscal 1995, a non-recurring litigation charge of $439,000 was recorded to cover a potential forthcoming judgment against the Company in the Haagen-Burbank lawsuit. In June 1993, the Company won a judgment for breach of written contract to a lease entered into with a developer, Haagen-Burbank. On appeal, the Court of Appeals of the State of California Second Appellate District overturned the jury's verdict and directed the trial court to determine the amount of attorney fees and costs due to Haagen-Burbank as the prevailing party in the litigation. Haagen-Burbank had submitted to the court a request for legal fees totalling $439,000; however, on April 27, 1995, the trial court entered a judgment of $417,985. On September 15, 1995 the Company paid $395,966 to Haagen- Burbank as settlement of the judgment against the Company.

Net Loss

     Net loss decreased $196,000 or approximately 54.6% during the thirty-nine weeks ended March 28, 1996 compared to the thirty-nine weeks ended March 30, 1995. Net loss represented approximately 0.5% of total revenue during the thirty- nine weeks ended March 28, 1996 compared to approximately 1.2% of total revenue during the thirty-nine weeks ended March 30, 1995. The decrease in net loss reflected (a) the increase in operating income, offset by (b) the increase in other expenses, net.

FIXED CHARGE COVERAGE

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented below as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. Adjusted EBITDA includes adjustments to EBITDA used in the indenture for the 10.875% senior secured notes payable due January 15, 2001, Series B to calculate compliance with the Fixed Charge Coverage Ratio per such indenture, consisting of adding back interest income and the elimination of certain non-cash charges, including losses on the sale of fixed assets and accrual of lease expense in excess of cash paid. Unaudited EBITDA and Adjusted EBITDA are calculated as follows (000's omitted):


                                                  FOR THE            FOR THE             FOR THE               FOR THE
                                               THIRTEEN WEEK      THIRTEEN WEEK      THIRTY-NINE WEEK     THIRTY-NINE WEEK
                                               PERIOD ENDED       PERIOD ENDED         PERIOD ENDED         PERIOD ENDED
                                              MARCH 28, 1996     MARCH 30, 1995       MARCH 28, 1996       MARCH 30, 1995
                                                (UNAUDITED)        (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                              --------------     --------------      ----------------     ----------------
Net income                                        $ (653)            $ (898)              $ (163)              $ (359)
Add:
  Depreciation                                       506                444                1,309                1,234
  Amortization of goodwill                           218                220                  652                  658
  Interest expense, net of interest income         1,093              1,078                3,277                3,186
  Amortization of debt issue costs                   143                143                  429                  432
  Provision for income taxes                         (77)              (649)                 507                  251
                                                  ------             ------               ------               ------

EBITDA                                             1,230                338                6,011                5,402
Add:
  Other noncash items                                108                 75                  182                  224
  Interest income                                     11                 21                   36                   80
                                                  ------             ------               ------               ------
  Adjusted EBITDA                                 $1,349             $  434               $6,229               $5,706
Add:
  Non-recurring litigation charge                      0                439                    0                  439
                                                  ------             ------               ------               ------
Adjusted EBITDA after add-back
  of non-recurring litigation charge              $1,349             $  873               $6,229               $6,145
                                                  ======             ======               ======               ======


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

     The working capital balance of the Company as of March 28, 1996 and as of June 29, 1995 was $3.0 million and $2.3 million, respectively. The specialty retail cookie business does not require the maintenance of significant receivables or inventories; therefore, it is not unusual for the Company's working capital balance to be less than $5 million.

     The Company continually invests in its business through the addition of new Company-operated stores. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will build approximately eleven Company-operated stores during fiscal 1996, including three relocations of existing stores, requiring aggregate expenditures of approximately $1.4 million for capital expenditures and store opening costs. The Company anticipates that such costs will be funded with cash generated by operations and the sale of existing Company-operated stores to franchisees, including initial license fees. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell stores to franchisees.

     During the thirteen week period ended March 28, 1996, the Company opened 2 Company-operated stores, including 1 store relocation within the same mall, requiring capital expenditures of approximately $189,000. The Company incurred total capital expenditures for the third quarter of fiscal 1996 of approximately $271,000, including a net decrease in construction in progress of $7,000. During the thirty-nine week period ended March 28, 1996, the Company opened 10 Company-operated stores, including 2 store relocations within the same mall, requiring capital expenditures of $1,230,000. Total fiscal year-to-date capital expenditures are approximately $1,562,000, which includes a net decrease in construction-in-progress of $25,000. The Company estimates that to adequately maintain the Atlanta batter production facility and existing Company-operated retail units, approximately $200,000 to $300,000 of capital expenditures are required annually.

     A portion of the consideration paid in connection with the acquisition of the Company in December 1993 consisted of Cookies USA Senior Preferred Stock and the cash provided by the sale by Cookies USA of Subordinated Notes, Junior Class A Preferred Stock, Junior Class B Preferred Stock, and Common Stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees, incurred by Cookies USA. The Company expects to pay dividends to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes and, if additional indebtedness is incurred that restricts such payments, by the terms of such additional indebtedness. During the thirteen week period ended March 28, 1996 the Company did not pay dividends to Cookies USA; however, during the third quarter of fiscal 1996, it declared dividends of $62,500 to Cookies USA to be paid in the future.

     After giving effect to the acquisition and the issuance of the Company's Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15. As of March 28, 1996 the Company had a cash balance of $3,163,000. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter facility operations and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future. Based upon the Company's plans to develop additional stores, the Company's liquidity is dependent upon its ability to sell both existing and new stores to franchisees.


SEASONALITY AND INFLATION

         The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

         The Company does not believe that inflation has materially affected earnings during the past three years. Many of the Company's employees are paid hourly rates related to the federal minimum wage. Accordingly, inflation-related increases in the minimum wage have historically increased the Company's labor costs. In addition, most of the leases for the Company's stores contain rental escalation clauses based upon cost increases incurred by lessors. In most cases, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

GOODWILL

         In determining the value of the Company, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately became comfortable with such value based on potential growth rates which are lower than those the Company has experienced in the five years preceding the acquisition. The carrying value of goodwill is evaluated for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted cash flows over the remaining amortization period. No impairment is indicated as of March 28, 1996.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         A former employee, whose employment with the Company ceased during fiscal 1994, had retained counsel and threatened suit claiming that he was entitled to a severance package, bonuses, and additional compensation. On December 31, 1995, a settlement and mutual release was executed by the Company and the former employee.

         The Company is subject to other claims and legal action in the ordinary course of its business. Although the ultimate disposition of these proceedings are not presently determinable, management does not believe that an adverse determination in any of these proceedings will have an adverse material effect upon the financial condition of the Company or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
                27 Financial Data Schedule (for SEC use only).

        (b)  Reports on Form 8-K
                The Company did not file any reports on Form 8-K during the quarter ended March 28, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GREAT AMERICAN COOKIE COMPANY, INC.



Date:  May 13, 1996               By: /s/ David B. Barr
                                      ------------------------------------------
                                      David B. Barr, Executive Vice President
                                       of Operations and Chief Financial Officer
                                      (Authorized Executive Officer and
                                       Principal Financial Officer)