Form 10-K405
period 1996-06-30
GREAT AMERICAN COOKIE CO INC
filed 1996-09-30
CIK 920110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

                                 (404) 696-1700


- --------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     None

- --------------------------------------------------------------------------------

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes  X   No
         ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

================================================================================

                               TABLE OF CONTENTS


PART I

    Item 1.   Business

    Item 2.   Properties

    Item 3.   Legal Proceedings

    Item 4.   Submission of Matters to a Vote of Security Holders

PART II

    Item 5.   Market for Registrant's Common Equity and Related Stockholder
              Matters

    Item 6.   Selected Financial Data

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 8.   Financial Statements and Supplementary Data

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

    Item 10.  Directors and Executive Officers of the Registrant

    Item 11.  Executive Compensation

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Item 13.  Certain Relationships and Related Transactions

PART IV

    Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                                     PART I

ITEM 1.   BUSINESS

     Great American Cookie Company, Inc. (the "Company" or "Great American Cookie"), incorporated in 1977 and headquartered in Atlanta, Georgia, is a leading operator and franchisor of mall-based specialty retail cookie outlets, including full-size stores and satellite sites, consisting of carts, wagons and kiosks. As of June 30, 1996, the Company had 368 retail outlets including 115 Company-operated and 253 franchised retail units generating $86.0 million in estimated system-wide annual sales. The Company derives its operating revenues principally from (i) the sale of cookies and beverages at Company-operated stores, (ii) the sale of proprietary batter to franchised stores, and (iii) the receipt of royalty payments based on gross sales of franchisees. In addition, the Company generates revenues from initial franchise fees and the sale of existing Company-operated stores to franchisees.

     For the fiscal year ended June 30, 1996, the Company had total revenue of $40.4 million, a 2.5% decrease from the fiscal year ended June 29, 1995, and Adjusted EBITDA of $8.3 million, a 9.1% increase from the fiscal year ended June 29, 1995. Over the last five fiscal years, the Company's total revenue growth from year to year has ranged from (2.5)% to 9.1% with a compound annual growth rate of approximately 3.0%. This growth over the past five years has largely been due to (i) an increase in the number of Company-operated and franchised outlets from 322 at June 25, 1992 to 368 at June 30, 1996 and (ii) an increase in average store sales, which have grown at a compound annual growth rate of approximately 0.2% over the past five fiscal years. Since the fiscal year ended June 29, 1993, the Company's Adjusted EBITDA has been $9.0 million, $8.2 million, $8.0 million (after add back of non-recurring litigation charge), and $8.3 million for fiscal years 1993, 1994, 1995 and 1996, respectively. For a description and additional discussion of Adjusted EBITDA, see Item 6 - "Selected Financial Data".

BUSINESS STRATEGY

     Management believes that the Company's sales growth and profitability over the past five years reflects the implementation of the following strategies:

     SITE SELECTION: Stores are located primarily in high-traffic malls. The Company spends significant time and resources in selecting its locations with an emphasis placed on access to mall traffic and control of rent expense. Management believes that an important factor in its operations is the containment of store rents. Consequently, the Company has chosen to forego the acquisition of certain high-volume, high-prestige retail sites in order to maintain profit margins. The Company plans new store openings of approximately 15 stores per year, consisting primarily of franchised stores, over the next five years. However, the number of stores that will open will depend upon a number of factors including the ability to obtain locations on acceptable lease terms and to sell new and existing stores to franchisees.

     FRANCHISE SYSTEM: The Company's franchise system recognizes the importance of franchisees as both customers of products and vital links in the distribution of goods and services. Approximately 66% of franchises sold over the past three fiscal years have been sold to existing franchisees, reflecting, the Company believes, franchisees' enthusiasm for the Great American Cookie concept. Management believes that the Company's active support of the franchise concept has been important to the Company's growth.

     STORE MARKETING: The Company seeks to create a dynamic selling environment in its stores. The Company's strategy emphasizes strong merchandising of its products and the use of proactive sales techniques, including the free sampling of products and other techniques intended to increase the size of customer orders.

     ACTIVE MANAGEMENT: Management is dedicated to constantly improving all aspects of retail store operations. Franchisees and store managers receive training in the field and at the Company's "Cookie University" prior to the opening of a new store and in the field on an ongoing basis thereafter. Regional supervisors regularly visit both Company-operated and franchised stores to evaluate operations, to introduce new products and techniques and to ensure that the Company's quality standards are maintained system-wide. The Company is continually seeking ways to improve its retail operations so as to better serve the customer.

SYSTEM AND FRANCHISE OVERVIEW

     COMPANY AND FRANCHISED RETAIL OUTLETS

     Estimated system-wide retail sales through both Company-operated and franchised retail units were $86.0 million in fiscal 1996, representing an increase of approximately 3.9% over fiscal 1995 estimated system-wide retail sales of $82.8 million. As of June 30, 1996, Great American Cookie had 368 retail units, including 115 Company-operated and 253 franchised units. Of these 368 retail units, 329 were full-size stores and 39 operated as satellite units, consisting of carts, wagons and kiosks. Over the past five fiscal years, Great American Cookie has increased its retail units as follows:

                                                             Store Openings and Closing(1)
                               -----------------------------------------------------------------------------------------------
                                    1992               1993                1994               1995                1996
                                    ----               ----                ----               ----                ----
                               Co.       Fran.    Co.        Fran.    Co.        Fran.    Co.        Fran.    Co.        Fran.
Stores open at
 beginning of year........     98        174       99        186      101        200      111        204      108        215
Stores opened(1)..........      7         14       11         18       15         15       16         11       12         14
Stores closed(1)..........     (5)        (3)      (6)        (7)      (7)        (9)      (8)       (11)     (10)       (10)
Stores sold to
 franchisees..............     (4)         4       (6)         6      (14)        14      (12)        12       (9)         9
Stores acquired
 from franchisees.........      3         (3)       3         (3)       3         (3)       1         (1)       3         (3)
Stores acquired
 from Georgia Cookies(2)..      -          -        -          -       13        (13)       -          -        -          -
                               --        ---      ---        ---      ---        ---      ---        ---      ---        ---
Stores open at end
 of fiscal year...........     99        186      101        200      111        204      108        215      104        225
                               ==        ===      ===        ===      ===        ===      ===        ===      ===        ===

Total stores..............         285                  301                 315                 323                 329
Estimated satellite
 locations................          37                   32                  38                  48                  39
Total retail units........         322                  333                 353                 371                 368
Net change in retail units          17                   11                  20                  18                  (3)

__________________________________________________
(1)  Stores opened and closed include store relocations.
(2) As part of the Acquisition, the Company acquired the stores of Georgia Cookies, Inc. in conjunction with acquiring the assets of TOGA Leasing and Sunbelt Investments.

     As of June 30, 1996, the Company's stores were located in 39 states, and Guam, with a concentration of retail outlets in the Southeastern and Southcentral United States. As of June 30, 1996, the Company had ten or more outlets in the following states:


                                                       % OF       % OF FISCAL
                     COMPANY-                         RETAIL      1996 SYSTEM-
STATE                OPERATED   FRANCHISED   TOTAL    OUTLETS      WIDE SALES
- -----                --------   ----------   -----    -------     ------------
Texas...........         2          50        52        14.5          15.4
Georgia.........        21           8        29         7.8          10.2
Florida.........         0          27        27         7.2           7.1
North Carolina..         1          18        19         5.4           5.2
Louisiana.......         3          14        17         4.6           6.1
New York........         8           9        17         4.3           3.6
Tennessee.......         1          15        16         4.3           4.1
Virginia........         8           7        15         4.0           3.4
Ohio............         8           5        13         3.5           3.0
Alabama.........         0          12        12         3.2           4.1
South Carolina..         1          11        12         3.2           2.9
Missouri........         5           6        11         3.2           3.2
Illinois........         2           8        10         2.7           2.4
Iowa............         8           2        10         2.7           2.2

     For fiscal 1996, retail sales of Company-operated and franchised units in the Southeast accounted for approximately 44.1% of estimated system-wide sales. These Southeastern retail units (Georgia, Florida, North Carolina, Tennessee, Virginia, Alabama, and South Carolina) represented approximately 39.7% of the total Company-operated and franchised retail units.


     STORES AND UNITS

     The typical Great American Cookie store is about 700 square feet with a minimum of 15 linear feet of counter space. The current cost to build, equip and open a new store is approximately $139,000, consisting of approximately $100,000 in construction build-out costs, approximately $30,000 in equipment purchases, and approximately $9,000 of inventory. The cost of opening a new store can be significantly higher for some locations.

     The retail sales volume in fiscal 1996 stores averaged approximately $228,000 per store for Company-operated stores, and approximately $276,000 per store for franchised stores, respectively. Management believes that the higher sales level in franchised stores reflects better locations of franchised stores and direct franchisee involvement in store operations.

     The Company and franchisees also operate kiosks, carts, and wagons in certain malls on a year-round basis. Kiosks are approximately 250 square foot units with self-contained baking ovens. Carts and wagons range in sizes from 30 to 92 square feet. Because of their small size, carts and wagons do not have baking equipment and are supplied cookie products by a fully equipped store.

     STORE LEASING

     Great American Cookie has followed a strategy of selling its products through retail outlets located almost exclusively in high-traffic shopping malls. The Company believes that the market for suitable locations remains highly competitive. Although lease rates vary, the Company generally pays rent of approximately $35,000 per year for locations. Rents can be significantly higher for certain retail locations.

     Great American Cookie leases all of its Company-operated stores and most franchised locations, acting as sublessor to its franchisees. This arrangement gives the franchisee the benefit of the Company's real estate expertise, negotiating leverage and creditworthiness when dealing with mall landlords, all of which, the Company believes, result in better lease terms for the franchisee. The Company also believes that it is better able to manage its franchise business by being both licensor and sublessor to its franchisees. The Company generally leases store space for terms of between five and ten years.

     The expiration of Company leases for both Company-operated and franchised stores are spread over several years. The following table shows lease expirations through calendar year 2001 for Company-operated and franchised stores leased by the Company and contribution of those stores to estimated system-wide sales for fiscal 1996:


                              % OF TOTAL
 CALENDAR YEAR                SYSTEM-WIDE                   % OF TOTAL
       OF         NUMBER OF  STORES AS OF   FISCAL 1996        1996
LEASE EXPIRATION   STORES    JUNE 30, 1996    SALES $    SYSTEM-WIDE SALES
- ----------------   ------    -------------    -------    -----------------
      1997           28            8.1      $ 7,115,213          8.3
      1998           21            6.0        4,756,949          5.5
      1999           48           13.8       12,480,078         14.5
      2000           34            9.8        8,925,182         10.4
      2001           33            9.5        8,846,513         10.3

     Based on current market conditions, the Company does not expect significant changes in overall occupancy costs when the above-referenced leases come up for renewal.

     FRANCHISING

     Management is actively attempting to sell new stores as well as existing Company-operated stores to franchisees in order to provide for liquidity and development of additional stores in the future. Management begins the process of franchising a new store upon obtaining a lease. If a new store is not franchised at the time of its scheduled opening, then the Company opens it, operates it, and holds it in its portfolio of existing stores for sale.

     In fiscal 1996, existing Great American Cookie franchisees opened 15 stores, which management believes, reflects existing franchisees' enthusiasm for the Great American Cookie concept. Additionally, in fiscal 1996 the Company sold 9 existing Company-operated stores to franchisees of which 3 stores, or approximately 33%, were purchased by existing franchisees. The selling of existing Company-operated stores to new franchisees is consistent with management's strategy to franchise additional locations, to provide a turn-key experience to new franchisees and to bring new franchisees into the system for future franchising of new stores.

     As of June 30, 1996, the ratio of franchised to Company-operated units was approximately 2.2:1. The number of franchised and Company-operated retail units for each of the last five fiscal years was as follows:


                                    NUMBER OF FRANCHISED VS. COMPANY-OPERATED RETAIL UNITS
                                    ------------------------------------------------------
                                   1992         1993         1994         1995         1996
                                   ----         ----         ----         ----         ----
NUMBER OF RETAIL UNITS:
 Franchised................         210          222          231          251          253
 Company-Operated..........         112          111          122          120          115
                                  -----        -----        -----        -----        -----
                                    322          333          353          371          368
                                  =====        =====        =====        =====        =====

PERCENTAGE OF RETAIL UNITS:
 Franchised................        65.2%        66.7%        65.4%        67.7%        68.8%
 Company-Operated..........        34.8%        33.3%        34.6%        32.3%        31.2%
                                  -----        -----        -----        -----        -----
                                  100.0%       100.0%       100.0%       100.0%       100.0%
                                  =====        =====        =====        =====        =====

     FRANCHISEE INVESTMENT

     Each franchisee pays the Company an initial licensing fee of $25,000 per store location and is responsible for funding the build-out of the new store and purchasing initial batter inventory and supplies, at a total cost of approximately $164,000 (including the initial licensing fee), although the cost of opening a new store can be significantly higher for franchisees who purchase existing Company-operated stores and otherwise varies based on individual operating and location costs. The Company also charges franchisees a fee to purchase equipment and to provide other assistance in helping the franchisee to set up operations.

     FRANCHISEE PROFILE

     Great American Cookie franchisees come from a wide variety of business backgrounds and bring with them different operating styles and business objectives. Among the Company's franchisees are full-time store operators, passive investors, retired professionals and people seeking a second source of income. As of June 30, 1996, the five largest franchisees operated 74 stores and 8 satellite units and, the Company estimates, had aggregate retail sales of $21.7 million, or approximately 25.3% of total estimated system-wide retail sales.

     Over 47% of all franchisees currently operate more than one retail store, but at the end of fiscal year 1996, no franchisee held licenses to more than 7.5% of the Company's total number of franchised outlets or accounted for more than 9.5% of total estimated system-wide retail sales.


RETAIL OPERATIONS

     STORE OPERATIONS AND MANAGEMENT

     The Company stresses the importance of having a full line of fresh-baked goods for sale at all times. Goods are baked in store ovens throughout the day. The typical transaction in Company-operated stores is approximately $2.50. Most stores operate two or three cash registers in order to minimize lines at peak periods, and, at the end of each day, cash receipts are deposited in a local bank account.

     Stores receive shipments of refrigerated batter from the Company's Atlanta production facility on a regular basis. Most other supplies (beverages, paper products, etc.) are ordered from third-party vendors by either the Company or the franchisee and are shipped directly to the store. In the case of Company-operated stores, all bills are paid by the main office, with store maintenance handled by local contractors in each market.

     New franchisees and store managers are required to attend a one-week training program at the Company's Atlanta training facility, known as "Cookie University". In addition, training courses are available throughout the year to all Company and franchisee personnel.

     Once opened, each store has an on-site management team. The store manager is responsible for hiring, training and motivating store personnel. Each manager of a Company-operated store is eligible for year-end salary increases and bonuses based upon the performance of his or her store, including sales, profits and store appearance. The Company believes store managers are a critical component in creating an effective retail environment, and the Company has an ongoing program to improve the quality and effectiveness of its store managers.

     Great American Cookie monitors all Company-operated and franchised outlets with a regionally-based staff of field supervisors. In addition to monitoring store operations in their districts, the field staff is responsible for introducing new products and processes to the stores, ensuring proper implementation and quality control.

     Each field staff member is directly responsible for a specific group of stores, and reports to the Company's vice president of store operations. Field supervisors are typically hired from outside of the Company and have previous experience in monitoring and supporting a number of retail stores. Some multiple-unit franchisees hire their own field supervisors, who supplement the field staff provided by the Company.

     COMPANY STORE PERSONNEL

     At June 30, 1996, the Company had approximately 870 employees in Company-operated stores, of whom approximately 230 were store managers and assistant store managers, 70 were full-time sales assistants and 570 were part-time sales assistants. During the period from November through February, the Company may hire as many as 250 additional part-time employees to handle additional mall traffic. Most employees are paid on an hourly basis, except store managers. The Company's employees are not unionized. The Company has never experienced any significant work stoppages and believes that its employee relations are good.

     Many of the Company's employees are paid hourly rates related to the federal minimum wage. The federal minimum wage will increase from $4.25 to $4.75 on October 1, 1996 and from $4.75 to $5.15 on September 1, 1997. As of June 30, 1996, 260 of the Company's 870 employees in Company-operated stores earned hourly wages less than $4.75. The October 1, 1996 minimum wage increase may negatively impact the Company's payroll costs in the short-term, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases.

     All full-time employees (employees who work a minimum of 30 hours per week) are eligible to enroll in a group health insurance plan. There have been a number of proposals before Congress which would require employers to provide health insurance for all of the full-time and part-time employees. The approval of such proposals could have a material adverse impact on the consolidated operations and financial condition of the Company and the specialty retail industry as a whole.

COOKIES AND BATTER PRODUCTION

     COOKIE PRODUCTS

     Great American Cookie outlets sell a variety of cookies and brownies, as well as assorted soft drinks, frozen drinks, coffee and tea. It is not unusual for the Company to rotate the variety of cookies available system-wide, as it often replaces lower volume products with new offerings in an effort to increase sales. Cookie and brownie sales account for approximately 81% of a typical store's gross revenues, with beverage sales generating most of the balance. During fiscal 1996, the cookie and brownie product line included the following offerings:

 Original Chocolate Chip Cookies         Original Chocolate Chip Cookies w/M&Ms(R)
 Oatmeal Walnut Raisin Cookies           Peanut Butter Supreme Cookies w/M&Ms(R)
 Sugar Cookies                           Shortbread Cookies
 Pecan Chocolate Chip Cookies            Cookie Cakes
 Peanut Butter Supreme Cookies           Cookie Cakes by the Slice
 Double Fudge Chocolate Chip Cookies     Fudgenut Brownies
 Chewy Chocolate Supreme Cookies         Rocky Road Brownies
 Chewy Pecan Supreme Cookies             Cheesecake Brownies
 Double Doozie and Dinky Doozie Cookies  Chocolate Cheesecake Brownie Swirl
 White Chunk Macadamia Cookies           Fat Free Brownies


     Cookie Cakes are decorated with customer-selected messages and slogans and are often purchased as gifts for special occasions, such as birthdays, Valentine's Day, Father's Day, Mother's Day and Easter. Although cookie sales are generally the result of impulse buying, the Company believes that its Cookie Cakes tend to make its stores destination retail outlets. Based on pounds of batter shipped, Cookie Cakes constitute the Company's second largest volume product. The Company also believes that its success with Cookie Cakes differentiates it from other specialty retailers of cookies.

     PRODUCT DEVELOPMENT

     The Company is continually developing new products which are introduced on a trial basis into Company stores prior to being available to all stores. In this way a portion of any start-up costs and related problems are absorbed by the Company without disrupting franchise operations.

     BATTER PRODUCTION AND SUPPLIERS

     The Company's Atlanta batter facility currently produces over 11 million pounds of batter per year, operating one ten-hour shift, four to seven days per week based on seasonal demand. The plant employs approximately 30 line workers plus a director of manufacturing.

     Raw ingredients are mixed and packaged at the batter facility. "Ready to bake" batter, which has a shelf life of about 120 days, is stored at the batter facility for an average of one to three weeks, depending on demand, before being shipped to retail stores by independent refrigerated carriers. Once the product is shipped to a store, store sales assistants scoop the refrigerated batter onto cookie sheets and place them in standardized ovens for baking.

     Batter is produced from a variety of readily available ingredients. Although all of the ingredients must meet Company specifications and some are even custom-made for the Company, management believes that the Company is not dependent on any individual vendor and that alternative sources of ingredients are readily available.

REGULATION

     The Company's products are subject to federal regulations administered by the Food and Drug Administration (the "FDA"). The FDA enforces statutory prohibitions against misbranded and adulterated foods, establishes ingredients or manufacturing procedures for certain standard foods, establishes standards for the identification of foods and determines the safety of food substances. The Company maintains a quality control laboratory at its batter facility which tests ingredients and finished products. Management believes that the Company is in compliance in all material respects with applicable FDA regulations. The Company's facilities are subject to state and local food service licensing, zoning, land use, environmental, health, safety and fire standards. The Company believes that its current facilities and practices are sufficient to maintain compliance with applicable regulations.

     The offer and sale of franchises by the Company is subject to regulation by the Federal Trade Commission (the "FTC") and to various state laws. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a Uniform Franchise Offering Circular containing prescribed information. A number of states in which the Company might consider franchising also regulates the sale of franchises and requires registration of the Uniform Franchise Offering Circular with state authorities. Additionally, bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship in certain respects.

     The Company also is subject to the Fair Labor Standard Act and various federal and state laws governing such matters as minimum wage and working conditions.

COMPETITION

     The specialty retail food industry is highly competitive with respect to price, service, selection, location and food quality, and the Company has many well-established competitors with greater resources. Moreover, the retail food business is often affected by changes in consumer tastes, local, regional and national economic conditions, demographic trends and traffic patterns. In addition, factors such as increased food, labor and benefits costs and the availability of experienced management and hourly employees may adversely affect the specialty retail industry in general and the Company and its franchisees in particular. Any changes in these factors could adversely affect the profitability of the Company.

     The Company's principal competitors are Mrs. Fields, which owns and franchises cookie stores primarily in the Western United States and the Original Cookie Company which operates cookie stores primarily in the Midwestern United States, none of which are franchised. In management's view, competition between cookie stores primarily occurs in locating and obtaining new store locations. Specifically, as of June 30, 1996, approximately 9% of all Company and franchised stores operate in malls which have other cookie retailers. In August 1996, it was publicly reported that Mrs. Fields and Original Cookie Company will be merging into a single entity with over 480 mall cookie stores. Management currently believes that the merger will not impair its ability to obtain new locations in the future.

     Great American Cookie also competes, both for leasing opportunities and customers, with other confectionery and snack retailers, including pretzel, cinnamon roll, yogurt, ice cream, baked goods and candy shops.

     The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season and other gift-giving holidays because of increased mall traffic and holiday gift purchases.

TRADEMARKS AND SERVICE MARKS

     The Company has registered certain trademarks and service marks in the United States Patent and Trademark office, including "Great American Cookie Company" which expires in the year 2001. The Company believes that this and other related marks are of material importance to the Company's business. Trademarks remain valid so long as they are used properly for identification purposes, the Company emphasizes correct use of its trademarks, and renewal applications are properly filed. The Company generally intends to renew trademarks and service marks prior to their expiration.


ITEM 2.   PROPERTIES

     As of June 30, 1996, all of the Company's retail outlets were operated in leased premises. The Company's stores are primarily located in high-traffic shopping malls and are typically 700 square feet in size with a minimum of 15 linear feet of counter space. The current cost to build and equip a new store is approximately $139,000, consisting of $100,000 in construction build-out costs, $30,000 in equipment purchases and $9,000 in inventory. The cost of opening a new store can be significantly higher for some locations.

     As of June 30, 1996, the Company leased 308 retail stores, of which 204 were subleased to franchisees under terms which cover all obligations of the Company thereunder. Under its franchise agreements, the Company has certain rights to gain control of a retail site in the event of default under the lease or the franchise agreement. Most of the Company's operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents which generally range from 8% to 10% of net retail store sales in excess of stipulated amounts.

     The Company owns its headquarters and batter facility which is located in a building of approximately 28,000 square feet in Atlanta, Georgia.

     The Company owns substantially all of the equipment used in Company retail outlets and corporate headquarters.


ITEM 3.   LEGAL PROCEEDINGS

     From time to time the Company is subject to claims and legal actions in the ordinary course of its business. The Company is not a party to any litigation that would have a material adverse effect on the Company or its business and is not aware that such litigation is threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information and Number of Stockholders. Great American Cookie is a wholly-owned subsidiary of Cookies USA, Inc. ("Cookies USA"). There is no established trading market for the Company's common stock.

     Dividends. During fiscal 1996, the Company declared dividends of $1,181,000 to Cookies USA, all of which was paid during fiscal 1996. Additionally, $202,900 of dividends declared in fiscal 1995 were paid to Cookies USA during fiscal 1996. During fiscal 1995, Great American Cookie declared dividends of $1,702,900 to Cookies USA, of which $1,312,500 was paid during fiscal 1995. In addition, $265,400 of dividends declared in fiscal 1994 were paid to Cookies USA during fiscal 1995.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth the summary historical financial data of the Company, and pro forma data that reflects the acquisition of the Company, Georgia Cookies, Inc., Toga Leasing and Sunbelt Investments by Cookies USA ("the Acquisition") (including the result of operations of Georgia Cookies, Inc., TOGA Leasing and Sunbelt Investments, the assets of which were acquired by Cookies USA and contributed to the Company). The following information should be read in conjunction with the financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company's results of operations which would have actually been obtained had such transactions been completed as of or for the periods presented or which may be obtained in the future. The information contained in the table below is presented in thousands (000's) except "Fixed charge coverage ratio" and "Number of retail outlets".

                                           THE PREDECESSOR(1)                                    THE COMPANY
                                  ---------------------------------  ---------------------------------------------------------------
                                                                                     PRO FORMA (UNAUDITED)
                                                                                     ---------------------
                                                        TWENTY-FOUR   TWENTY-NINE     FISCAL      FISCAL       FISCAL       FISCAL
                                   FISCAL YEAR ENDED        WEEK         WEEK          YEAR        YEAR         YEAR         YEAR
                                   -----------------   PERIOD ENDED  PERIOD ENDED     ENDED        ENDED        ENDED        ENDED
                                   JUNE 25,    JUNE 24,  DECEMBER 9,   JUNE 30,      JUNE 24,     JUNE 30,    JUNE 29,     JUNE 30,
                                     1992       1993       1993          1994        1993(3)      1994(2)       1995         1996
                                     ----       ----       ----          ----        ----         ----          ----         ----
Total revenue.....................  $32,269    $35,202    $16,070      $21,935       $38,947      $39,667      $41,408      $40,384

Cost of sales.....................   15,966     16,758      7,537       10,887        18,327       18,968       19,975       19,522
Retail store
 occupancy costs..................    5,427      5,851      2,747        4,133         6,788        7,353        7,588        7,379
Other retail
 store expenses...................      939        992        404          785         1,115        1,189        1,539        1,316
Selling, general
 and administrative...............    6,420      6,921      3,212        4,135         6,328        6,787        7,482        7,107
Other expenses, net...............        4        504        354        4,609         4,888        4,920        4,838        4,883
                                    -------    -------    -------      -------       -------      -------      -------      -------

Income (loss) before nonrecurring
 litigation charge and taxes......    3,513      4,176      1,816       (2,614)        1,501          450          (14)         177
Non recurring litigation charge           -          -          -            -             -            -          396            -
                                    -------    -------    -------      -------       -------      -------      -------      -------

Income (loss) before taxes........    3,513      4,176      1,816       (2,614)        1,501          450         (410)         177
Provision (benefit)
 for income taxes(4)..............      100         87         28         (838)            -            -          277          416
                                    -------    -------    -------      -------       -------      -------      -------      -------
Net income (loss)(5)..............    3,413      4,089      1,788      $(1,776)            -            -      $  (687)     $  (239)
                                                                       =======                                 =======      =======
Unaudited pro forma:
 Provision for income taxes(4)....    1,308      1,604        700            -           971          573            -
                                    -------    -------    -------                    -------      -------
 Net income.......................  $ 2,105    $ 2,485    $ 1,088            -       $   530      $  (123)           -
                                    =======    =======    =======                    =======      =======

BALANCE SHEET DATA:
Total assets......................   11,762  24,328(6)     20,898       58,908(7)          -            -       57,376       54,549
Long-term debt....................      554   8,190(6)      4,220       40,000(8)          -            -       40,000       40,000

OTHER DATA (UNAUDITED):
EBITDA(9).........................    4,641      5,911      2,742        1,297         8,661        7,658        6,967        7,783
Adjusted EBITDA(9)................        -          -          -        3,599         8,957        8,165        7,582        8,273
Adjusted EBITDA after
 adding back nonrecurring
 litigation charge................                                       3,599         8,957        8,165        7,978        8,273
Fixed charge coverage ratio(10)...        -          -          -          1.4           2.0          1.8          1.7          1.9
Number of retail outlets
 as of period end
  Company-operated................      112        111          -          122           122          122          120          115
  Franchised......................      210        222          -          231           211          231          251          253
                                    -------    -------    -------      -------       -------      -------      -------      -------
   Total..........................      322        333          -          353           333          353          371          368
                                    =======    =======    =======      =======       =======      =======      =======      =======

Est. System-wide sales............  $70,370    $75,144          -            -       $75,144      $77,901      $82,822      $85,963
Average annual sales
 per store in system..............      250        256          -            -           256          254          259          260

- --------------------------------
(1) Predecessor data includes only the results of operations and balance sheet data for the Company.
(2) Includes the twenty-three week period ended December 9, 1993 for Georgia Cookies and the fifty-three week period ended June 30, 1994 for the Company.
(3) Includes the fifty-three week period ended July 1, 1993 for Georgia Cookies and the fifty-two week period ended June 24, 1993 for the Company.
(4) For the historical periods presented for the predecessor, the Company was an S Corporation and, accordingly, was not subject to corporate income taxes, except in certain states. The pro forma income tax information has been computed as if the Company were subject to federal and state corporate income taxes for all periods presented, based on the tax laws in effect during the periods presented.
(5)  Earnings per share is not presented, as the Company is wholly-owned.
(6) The increases in total assets and long-term debt from June 25, 1992 to June 24, 1993 relate to borrowings by the Company from a bank in November 1992 in the original principal amount of $11.7 million. In November 1992, the Company loaned $10.2 million of the proceeds of the bank loan to the Company's then stockholders and a receivable from the stockholders was recorded. On June 24, 1993 the stockholders owed the Company approximately $10.0 million related to this loan. In connection with the Acquisition, the approximately $6.6 million principal amount of the bank loan which remained outstanding at the time of the Acquisition was paid in full by the Company.
(7) The increase in total assets from December 9, 1993 to June 30, 1994 is primarily attributable to (i) the recording of goodwill of approximately $34.6 million (net of amortization of approximately $487,400 for the twenty-nine week period) in connection with the Acquisition, (ii) the capitalization of approximately $3.7 million (net of amortization of approximately $317,000 for the twenty-nine week period) of debt-issue costs related to the issuance of $40 million of the Notes (as hereinafter defined), and (iii) the assets acquired by Cookies USA from Georgia Cookies, Inc., TOGA Leasing, and Sunbelt Investments and contributed to the Company.
(8) Long-term debt increased from December 9, 1993 to June 30, 1994 due to the issuance of $40.0 million principal amount of the Notes.
(9) EBITDA is presented because management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. Adjusted EBITDA includes adjustments to EBITDA used in the Indenture to calculate compliance with the Fixed Charge Coverage Ratio, consisting of adding back interest income, employment related acquisition costs, and the elimination of certain non-cash charges, including losses on the disposal of fixed assets and store closings and accrual of lease expense in excess of cash paid. Unaudited historical and pro forma EBITDA and Adjusted EBITDA are calculated as follows (in thousands):

                                   THE PREDECESSOR(1)                                   THE COMPANY
                           -----------------------------------  ----------------------------------------------------------------
                                                                               PRO FORMA (UNAUDITED)
                                                  TWENTY-FOUR    TWENTY-NINE  ------------------------
                            FISCAL YEAR ENDED         WEEK          WEEK      FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR
                           ---------------------  PERIOD ENDED   PERIOD ENDED    ENDED        ENDED        ENDED        ENDED
                            JUNE 25,    JUNE 24,   DECEMBER 9,     JUNE 30,     JUNE 24,     JUNE 30,     JUNE 29,     JUNE 30,
                              1992       1993         1993          1994        1993(3)      1994(2)       1995         1996
                           ----------  ---------  ------------  ------------- -----------  -----------  -----------  -----------
Net income (loss)........     $3,413     $4,089       $1,788      $(1,776)       $  530      $ (123)      $ (687)      $ (239)
Add:
Depreciation.............      1,124      1,231          572          750         1,395       1,407        1,662        1,853
Amortization of goodwill.          -          -            -          487           877         882          877          870
Interest expense, net of
 interest income.........          4        486          304        2,357         4,332       4,346        4,263        4,311
Amortization of debt
 issue costs.............          -         18           50          317           556         573          575          572
Provision (benefit) for
 income taxes............        100         87           28         (838)          971         573          277          416
                              ------     ------       ------      -------        ------      ------       ------       ------
EBITDA...................     $4,641     $5,911       $2,742      $ 1,297        $8,661      $7,658       $6,967       $7,783
                              ======     ======       ======

Other non-cash items.....                                             232           220         395          518          433
Interest income..........                                             134            76         112           97           57
Employment related
 acquisition costs.......                                           1,936             -           -            -            -
                                                                  -------        ------      ------       ------       ------

Adjusted EBITDA..........                                         $ 3,599        $8,957      $8,165       $7,582       $8,273

Nonrecurring litigation..                                               -             -           -          396            -
                                                                  -------        ------      ------       ------       ------
Adjusted EBITDA after
 adding back nonrecurring
 litigation charge.......                                         $ 3,599        $8,957      $8,165       $7,978       $8,273
                                                                  =======        ======      ======       ======       ======

(10) Represents the ratio of Adjusted EBITDA to interest expense (including accruals and the interest component of capitalized lease obligations).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and have not been stated.

FIFTY-TWO WEEKS ENDED JUNE 30, 1996 (FISCAL YEAR 1996) COMPARED TO FIFTY-TWO WEEKS ENDED JUNE 29, 1995 (FISCAL YEAR 1995)

Accounting period

     During the fiscal year ending June 30, 1996, the Company changed its year end from the last Thursday in the month of June to the last Sunday in the month of June. As a result, three days were added to the fifty-two week period ended Thursday, June 27, 1996 to effectively change the Company's fiscal year end to Sunday, June 30, 1996. The change does not materially impact the comparability of the years presented in these financial statements.

Company and Franchise Store Activity

     As of June 30, 1996 there were 104 Company-operated stores and 225 franchised stores in operation. The store activity for the fiscal year ended June 30, 1996 and for the fiscal year ended June 29, 1995 is summarized as follows:


                                                            FISCAL 1996           FISCAL 1995
                                                        --------------------  --------------------
                                                        COMPANY-              COMPANY-
                                                        OPERATED  FRANCHISED  OPERATED  FRANCHISED
                                                        --------  ----------  --------  ----------
Stores open as of the beginning of the year               108         215        111        204
     Stores opened (including relocations)                 12          14         16         11
     Stores closed (including relocations)                (10)        (10)        (8)       (11)
     Stores sold to franchisees                            (9)          9        (12)        12
     Stores acquired from franchisees                       3          (3)         1         (1)
                                                          ---         ---        ---        ---

Stores open as of the end of the year                     104         225        108        215

     Satellite locations as of the end of the year         11          28         12         36
                                                          ---         ---        ---        ---

     Total outlets as of the end of the year              115         253        120        251
                                                          ===         ===        ===        ===

     The activity reflected above resulted in 5,661 and 5,879 Company-operated equivalent store weeks and 11,544 and 10,716 franchisee-operated equivalent store weeks during fiscal 1996 and fiscal 1995, respectively.

Total Revenue

     Total revenue decreased $1,024,000 or approximately 2.5%, during fiscal 1996 compared to fiscal 1995, primarily attributable to the following:

     - Cookie and beverage sales at Company-operated retail stores decreased $1,629,000 or approximately 6.2% during fiscal 1996 compared to fiscal 1995. The decrease in revenue from Company-operated retail stores was primarily attributable to (a) an approximately 3.7% decrease in Company-operated equivalent store weeks and (b) a decrease in the average retail sales volume for Company-operated stores. Specifically, the average retail sales volume for Company-operated stores decreased approximately 2.6% per equivalent store week. On a comparable store basis, for those stores which were Company-operated in fiscal 1996 and 1995, sales volumes decreased 0.3%.

      - Revenue from franchise sales decreased approximately $392,000 or 25.3% during fiscal 1996 compared to fiscal 1995. Revenue from selling existing and new stores to franchisees is summarized below (rounded):



                                                                         FISCAL            FISCAL
                                                                          1996              1995
                                                                         ------            ------
          Number of licenses sold to franchisees
                  - existing                                                    9                 12
                  - new                                                        11                 11

          Cash proceeds from sale of existing stores                   $1,602,000         $2,558,000
          Less:   Net book value of existing stores sold                 (741,000)       (1,346,000)
                                                                       ----------        -----------
          Revenue from sale of existing stores                            861,000          1,212,000
                                                                       ----------        -----------

          Revenue from license fees for new stores                        275,000            280,000
          Revenue from other fees                                          21,000             57,000
                                                                       ----------        -----------
          Revenue from license fees for new stores and other fees         296,000            337,000
                                                                       ----------        -----------

                  Total revenue from sales of existing and
                    new stores to franchisees                          $1,157,000         $1,549,000
                                                                       ==========         ==========


      -   Other revenue, net decreased $46,000 or approximately 28.4% during fiscal 1996 compared to fiscal 1995. The decrease in other revenue is primarily attributable to (a) an increase in batter discounts taken by franchisees (consistent with the increase in batter sales to franchisees), partially offset by (b) an increase in sales of miscellaneous supplies to franchise stores.

      -   Batter sales to franchisees increased $730,000 or approximately 7.8%

          during fiscal 1996 compared to fiscal 1995. The increase in batter sales to franchisees was primarily attributable to (a) an increase of approximately 7.7% in franchisee-operated equivalent store weeks and (b) a 0.1% increase in the volume of batter sold per franchisee-operated equivalent store week.

      - Franchise royalties increased $312,000 or approximately 7.9% during fiscal 1996 compared to fiscal 1995. The increase in franchise royalties was primarily attributable to (a) an increase of approximately 7.7% in equivalent franchisee-operated retail store weeks and (b) an increase in the average franchisee-operated equivalent store sales volume of 0.2%. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1996 and 1995, management estimates franchisees' sales volumes did not change materially.


Cost of Sales

     Cost of sales decreased $452,000 or approximately 2.3% during fiscal 1996 compared to fiscal 1995. The decrease was primarily attributable to (a) a decline in retail cookie and beverages sales volume in Company-operated stores and (b) an improvement in wholesale batter margins, partially offset by (c) an increase in the volume of batter sold to franchisees.

Retail Store Occupancy

     Retail store occupancy costs decreased $209,000 or approximately 2.8% during fiscal 1996 compared to fiscal 1995. The decrease in retail store occupancy costs was primarily attributable to (a) a decrease of approximately 3.7% in Company-operated store weeks, partially offset by (b) an increase in depreciation due to the Company revising its estimate of the useful life of certain leasehold improvements. The effect of this change in estimate was to increase fiscal 1996 depreciation for Company-operated stores by $130,000.

Other Retail Store Expenses

     Other retail store expenses decreased $223,000 or approximately 14.5% during fiscal year 1996 compared to fiscal 1995. The decrease in other retail store expenses was primarily attributable to (a) a decrease in marketing expenses, and (b) a decrease in bank charges and supplies expense as a result of cost containment efforts.

Selling, General and Administrative

     Selling, general and administrative expenses decreased $375,000 or approximately 5.0% during fiscal 1996 compared to fiscal 1995. The decrease in selling, general and administrative expenses was primarily attributable to (a) a reduction in administrative salaries and benefits, (b) a decrease in professional service fees, including legal and accounting services, and (c) a decrease in various home office expenditures, including postage, supplies, and training materials, partially offset by (d) an increase in travel costs due to additional review of stores by field supervisors.

Other Expenses, Net

     Other expenses, net increased $45,000 or approximately 0.9% during fiscal 1996 compared to fiscal 1995. The increase was primarily attributable to (a) a decrease in interest income due to lower average cash balances, and (b) an increase in interest expense due to an increase in capital lease obligations.

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

Net Loss

     Net loss decreased $448,000 or approximately 65.2% during fiscal 1996 compared to fiscal 1995. Net loss represented approximately 0.6% of total revenue during fiscal 1996 compared to approximately 1.7% of total revenue during fiscal 1995. The decrease in net loss reflected (a) the increase in operating income, (b) the lack of a non-recurring litigation charge in 1996, partially offset by (c) the increase in state and federal income tax expense and (d) the increase in other expenses, net.

FIFTY-TWO WEEKS ENDED JUNE 30, 1995 COMPARED TO FIFTY-THREE WEEKS ENDED JUNE 30, 1994 (PRO FORMA)

     Management's discussion and analysis of the results of operations for the fifty-two weeks ended June 30, 1995 is presented in connection with a comparison to the results of operations for the fifty-three weeks ended June 30, 1994 prepared on a pro forma basis reflecting the acquisition of the Company and other related assets by Cookies USA as if the Acquisition had occurred on June 25, 1993 (the beginning of the fiscal year ending June 30, 1994).

Company and Franchise Store Activity

     As of June 30, 1995 there were 108 Company-operated stores and 215 franchised stores in operation. The store activity for the fifty-two week period ended June 30, 1995 ("fiscal 1995") and for the fifty-three week period ended June 30, 1994 (pro forma) ("fiscal 1994") is summarized as follows:


                                                       FISCAL 1995             FISCAL 1994
                                                  ---------------------   ---------------------
                                                  COMPANY-                COMPANY-
                                                  OPERATED   FRANCHISED   OPERATED   FRANCHISED
                                                  --------   ----------   --------   ----------
Stores open as of the beginning of the year         111         204         101         200
    Stores opened (including relocations)            16          11          15          15
    Stores closed (including relocations)            (8)        (11)         (7)         (9)
    Stores sold to franchisees                      (12)         12         (14)         14
    Stores acquired from franchisees                  1          (1)          3          (3)
    Stores acquired from Georgia Cookies              -           -          13         (13)
                                                    ---         ---         ---         ---

Stores open as of the end of the year               108         215         111         204

    Satellite locations as of the end of the year    12          36          11          27
                                                    ---         ---         ---         ---

    Total outlets as of the end of the year         120         251         122         231
                                                    ===         ===         ===         ===

     The activity reflected above resulted in 5,879 and 5,962 Company-operated equivalent store weeks and 10,716 and 10,149 franchisee-operated equivalent store weeks during fiscal 1995 and fiscal 1994, respectively.

Total Revenue

     Total revenue increased $1,741,000 or approximately 4.4%, during fiscal 1995 compared to fiscal 1994, primarily attributable to the factors discussed below:


      -   Batter sales to franchisees increased $776,000 or approximately
          9.0% during fiscaly 1995 compared to fiscal 1994. The increase in batter sales to franchisees was attributable to (a) an approximately 5.6% increase in equivalent franchisee-operated retail store weeks and (b) a wholesale batter price increase during January 1995 on four selected batter products, partially offset by (c) one additional fiscal week's batter sales during fiscal 1994.

      - Franchise royalties increased $344,000 or approximately 9.5% during fiscal 1995 compared to fiscal 1994. The increase in franchise royalties was attributable to (a) an approximately 5.6% increase in equivalent franchisee-operated retail store weeks and (b) an increase in the average sales volume of franchisee-operated retal stores. Specifically, the average retail sales volume for a franchisee-operated store during fiscal 1995 was $273,600 compared to $265,500 during fiscal 1994, representing a 3.1% increase in average volume. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1995 and 1994, management estimates franchisees' sales volumes increase 2.1%. The average volume increase (based on franchise equivalent store weeks) is greater than the comparable store volume increase primarily due to franchisee-operated stores which were opened in fiscal 1994 (i.e. non-comparable stores) having an estimated increase of average sales of approximately 13.6% (based on franchise equivalent store weeks).

      - Revenue from franchise sales increased approximately $301,000 during fiscal 1995 compared to fiscal 1994 primarily due to the sale of existing Company-operated stores to franchisees at higher average prices in fiscal 1995 than fiscal 1994. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):



                                                                FISCAL        FISCAL
                                                                 1995          1994
                                                                ------        ------
Number of licenses sold to franchisees
         - existing                                                   12            14
         - new                                                        11            10

Cash proceeds from sale of existing stores                   $ 2,558,000   $ 1,984,000
Less:    Net book value of existing stores sold               (1,346,000)   (1,050,000)
                                                             -----------   -----------

Revenue from sale of existing stores                           1,212,000       934,000
                                                             -----------   -----------

Revenue from license fees for new stores                         280,000       285,000
Revenue from other fees                                           57,000        29,000
                                                             -----------   -----------
Revenue from license fees for new stores and other fees          337,000       314,000
                                                             -----------   -----------

        Total revenue from sale of existing and
          new stores to franchisees                          $ 1,549,000   $ 1,248,000
                                                             ===========   ===========

     - Cookie and beverage sales at Company-operated retail stores increased $45,000 or approximately 0.2% during fiscal 1995 compared to fiscal 1994. The increase in revenue from Company-operated retail stores was attributable to (a) an increase in the volume of cookies and beverages sold, partially offset by (b) a decrease in Company-operated equivalent store weeks. Specifically, the average retail sales volume for a Company-operated store during fiscal 1995 was $233,000 compared to $229,400 during fiscal 1994, representing a 1.6% increase in average volume. On a comparable store basis, for those stores which were Company-operated in fiscal 1995 and 1994, sales volumes increased 1.1%. The average volume increase (based on Company-operated equivalent store weeks) is greater than the comparable store volume increase due to the Company closing lower than average volume stores and opening higher than average volume stores during fiscal 1995.

Cost of Sales

     Cost of sales increased $1,007,000, or approximately 5.3%, during fiscal year 1995 compared to fiscal 1994. Cost of sales represented approximately 48.2% of total revenue during fiscal 1995 compared to approximately 47.8% of total revenue during fiscal 1994. The increase in cost of sales as a percentage of total revenue was attributable to (a) a decrease in wholesale batter margins due to an increase in ingredient costs, (b) the introduction of several new products with lower wholesale profit margins, (c) a decrease in retail beverage margins due to the introduction of lower margin specialty frozen drinks in Company-operated stores and (d) an increase in retail store labor expense.

Retail Store Occupancy

     Retail store occupancy costs increased $235,000 or approximately 3.2% during fiscal 1995 compared to fiscal 1994. The increase in retail store occupancy costs was attributable to (a) an increase in average rent expense and related charges per equivalent Company-operated retail store week, partially offset by (b) a decrease in Company-operated retail store weeks.

Other Retail Store Expenses

     Other retail store expenses increased $350,000 or approximately 29.5% during fiscal year 1995. The increase in other retail store expenses can be attributed to (a) an increase in selling expenditures due to an increase in promotional material utilized within the Company's retail stores, (b) an increase in the purchase of cooking utensils for production of several new products, and (c) an increase in general supply expenditures at Company-operated retail stores, partially offset by (d) a decrease in Company-operated store weeks.

Selling, General and Administrative

     Selling, general and administrative expenses increased $695,000 or approximately 10.2% during fiscal 1995. The increase in selling, general, and administrative expenses was primarily attributable to (a) an increase in the franchise sales and administrative staff and corporate field supervisors, (b) an increase in selling expenditures due to an increase in promotional materials utilized in franchise retail stores, (c) an increase in depreciation expense on equipment purchased for the corporate headquarters, (d) an increase in travel expense due to field supervisors traveling to additional retail stores and due to introducing various new products at the retail stores, partially offset by
(e) one less fiscal week's expenses during fiscal 1995.

Other Expenses, Net

     Other expenses, net decreased $82,000 or approximately 1.7% during fiscal 1995 compared to fiscal 1994, primarily attributable to a $99,000 decrease in interest expense due to one less fiscal week, partially offset by a $15,000 decrease in interest income earned during fiscal 1995.

Non-Recurring Litigation Charge

     On April 27, 1995 a judgment of $417,985 was entered against the Company in the Haagen-Burbank lawsuit. Previously the Company in June 1993 won a judgment for breach of written contract related to a lease entered into with a developer, Haagen-Burbank. On appeal, the Court of Appeal of the State of California Second Appellate District overturned the jury's verdict and directed the trial court to determine the amount of attorney fees and costs due to Haagen-Burbank as the prevailing party in the litigation. Haagen-Burbank had submitted to the court a request for legal fees totaling $439,000; however, the trial court entered a judgment of $417,985 on April 27, 1995. On September 15, 1995 the Company paid $395,966 to Haagen-Burbank as settlement of the judgment against the Company.

Net Loss

     Net loss increased $564,000 or approximately 459% during fiscal 1995 compared to fiscal 1994. Net loss represented approximately (1.7)% of total revenue during fiscal 1995 compared to approximately (.3)% of total revenue during fiscal 1994. The increase in net loss reflected (a) the decrease in operating income, and (b) the recording of the non-recurring litigation charge, partially offset by (c) a $296,000 decrease in the provision for federal and state income taxes.

FIFTY-THREE WEEKS ENDED JUNE 30, 1994 (PRO FORMA) COMPARED TO FIFTY-TWO WEEKS ENDED JUNE 30, 1993 (PRO FORMA)

     Management's discussion and analysis of the results of operations for the fifty-three weeks ended June 30, 1994 has been prepared from the pro forma financial information reflecting the acquisition of the Company and other related assets by Cookies USA as if the Acquisition had occurred on June 26, 1992 (the beginning of the fiscal year ended June 24, 1993) and June 25, 1993 (the beginning of the fiscal year ending June 30, 1994).

Company and Franchise Store Activity

     As of June 30, 1994, there were 111 Company-operated stores and 204 franchised stores in operation. The store activity for the fifty-three week period ended June 30, 1994 (pro forma) ("fiscal 1994") and for the fifty-two week period ended June 30, 1993 (pro forma) ("fiscal 1993") is summarized as follows:


                                                         FISCAL 1994           FISCAL 1993
                                                     --------------------  --------------------
                                                     COMPANY-              COMPANY-
                                                     OPERATED  FRANCHISED  OPERATED  FRANCHISED
                                                     --------  ----------  --------  ----------
Stores open as of the beginning of the year           101         200         99        186
     Stores opened (including relocations)             15          15         11         18
     Stores closed (including relocations)             (7)         (9)        (6)        (7)
     Stores sold to franchisees                       (14)         14         (6)         6
     Stores acquired from franchisees                   3          (3)         3         (3)
     Stores acquired from Georgia Cookies(1)           13         (13)         -          -
                                                      ---         ---        ---        ---

Stores open as of the end of the year                 111         204        101        200

     Satellite locations as of the end of the year     11          27         10         22
                                                      ---         ---        ---        ---

     Total outlets as of the end of the year          122         231        111        222
                                                      ===         ===        ===        ===

- --------------
(1) As part of the Acquisition, the Company acquired the stores of Georgia Cookies, Inc. in conjunction with acquiring the assets of TOGA
    Leasing and Sunbelt Investments.


Total Revenue

     Total revenue increased $720,000, or approximately 1.8%, during fiscal 1994 compared to fiscal 1993, primarily attributable to the factors discussed below:


      - Batter sales to franchisees and franchise royalties increased $951,000 or approximately 8.4% during fiscal 1994 compared to fiscal 1993. The increase in revenue from franchisee-operated retail stores was attributable to (a) an approximately 6.5% increase in equivalent franchisee-operated retail store months, (b) a wholesale batter price increase during July 1993, and (c) one additional fiscal week's batter sales during fiscal 1994.

      - Cookie and beverage sales at Company-operated retail stores decreased $83,000 or approximately 0.3% during fiscal 1994 compared to fiscal 1993. The decrease in revenue from Company-operated retail stores was attributable to (a) a decrease in the volume of cookies and beverages sold due to unusually severe winter weather on the East Coast and in the upper Midwest and (b) the selling of stores with higher than average sales to franchisees and opening units with less than average sales during their respective start-up phase, partially offset by (c) one additional fiscal week's sales during fiscal 1994 and (d) a retail price increase during late December 1993 in certain Company-operated retail stores.

     - Revenue from franchise sales decreased approximately $174,000 during fiscal 1994 compared to fiscal 1993 primarily due to the sale of existing Company-operated stores to franchisees at lower average prices and higher net book values in fiscal 1994 than fiscal 1993. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):



                                                           FISCAL       FISCAL
                                                            1994         1993
                                                            ----         ----
Number of licenses sold to franchisees
        - existing                                               14            6
        - new                                                    10           14

Cash proceeds from sale of existing stores              $ 1,984,000   $1,338,000
Less:    Net book value of existing stores sold          (1,050,000)    (407,000)
                                                        -----------   ----------
Revenue from sale of existing stores                        934,000      931,000
                                                        -----------   ----------

Revenue from license fees for new stores                    285,000      426,000
Revenue from other fees                                      29,000       65,000
                                                        -----------   ----------

Revenue from license fees for new stores and other fees     314,000      491,000
                                                        -----------   ----------

 Total revenue from sale of existing and
  new stores to franchisees                             $ 1,248,000   $1,422,000
                                                        ===========   ==========

Cost of Sales

     Cost of sales increased $641,000, or approximately 3.5%, during fiscal year 1994 compared to fiscal 1993. Cost of sales represented approximately 47.8% of total revenue during fiscal 1994 compared to approximately 47.1% of total revenue during fiscal 1993. The increase in cost of sales as a percentage of total revenue was attributable to (a) a $392,000 increase in retail store labor costs and benefits, increasing from approximately 32.9% of revenue from Company-operated retail stores during fiscal 1993 to approximately 34.5% of revenue from Company-operated retail stores during fiscal 1994, attributable to
(i) increased workers' compensation insurance costs and (ii) inflation-affected employee benefits, partially offset by (b) a wholesale batter price increase during July 1993 and (c) the maintenance of effective food cost controls in Company-operated stores and at the Company's batter production facility.

Retail Store Occupancy

     Retail store occupancy costs increased $565,000 or approximately 8.3% during fiscal 1994 compared to fiscal 1993. The increase in retail store occupancy costs was attributable to (a) a $277,000 net increase in accrued straight-line minimum rent payable (straight-line minimum rent payable is a noncash accounting charge), (b) an increase in average rent expense and related charges per equivalent Company-operated retail store month, (c) an increase in mall operating costs passed through to tenants, (d) an increase in average utilities and property tax charges per equivalent Company-operated retail store month, and (e) one additional fiscal week of expenses during fiscal 1994.

Other Retail Store Expenses

     Other retail store expenses increased $74,000 or approximately 6.6% during fiscal 1994 compared to fiscal 1993. The increase in other retail store expenses was attributable to (a) an increase in promotional advertising, (b) an increase in supply expenditures, and (c) one additional fiscal week of expenses during fiscal 1994.

Selling, General and Administrative

     Selling, general and administrative expenses increased $459,000 or approximately 7.3% during fiscal 1994. The increase in selling, general and administrative expenses was attributable to (a) increased corporate field supervisors, franchise sales and administrative staffing, (b) inflation-affected employee benefits, (c) increased costs for the Company's annual franchise convention due to unprecedentedly high franchisee attendance, (d) increased office supplies and computer-related expenses attributable to management's expansion of the staffing and computer resources of the corporate office, and (e) one additional fiscal week's expenses during fiscal 1994, partially offset by a $102,000 decrease in net loss on sales and disposals of property and equipment (other than gain on sale of existing Company-operated stores to franchisees).

Other Expenses, Net

     Other expenses, net increased $32,000 or approximately 0.7% during fiscal 1994 compared to fiscal 1993, attributable to a $68,000 increase in interest expense primarily due to an additional week of interest expense, offset by a $36,000 increase in interest income earned during fiscal 1994.

Net Income (Loss)

     Net income (loss) decreased $653,000 or approximately 123% during fiscal 1994 compared to fiscal 1993. Net income (loss) represented approximately (0.3)% of total revenue during fiscal 1994 compared to approximately 1.4% of total revenue during fiscal 1993. The decrease in net income reflected (a) the decrease in operating income and (b) the increase in net interest expense, partially offset by (c) a $398,000 decrease in the provision for federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

     The working capital balance of the Company as of June 30, 1996 and as of June 29, 1995 was $3.2 million and $2.3 million, respectively. The specialty retail cookie business does not require the maintenance of significant receivables or inventories; therefore, it is not unusual for the Company's working capital balance to be less than $5 million.

     The Company regularly invests in its business through the addition of new Company-operated units. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will open approximately 3 Company-operated stores during fiscal 1997. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell new and existing stores to franchisees.

     During fiscal 1996, the Company opened 12 Company-operated stores (including 3 store relocations within the same malls) and remodeled 1 store, requiring capital expenditures of approximately $1,466,000. Total fiscal 1996 capital expenditures were approximately $1,900,000 while capital expenditures for fiscal 1995 totaled approximately $4,300,000.

     A portion of the consideration paid in connection with the acquisition of the Company in December 1993 consisted of Cookies USA Senior Preferred Stock and the cash provided by the sale by Cookies USA of Subordinated Notes, Junior Class A Preferred Stock, Junior Class B Preferred Stock, and Common Stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees, incurred by Cookies USA. The Company expects to pay dividends to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes and, if additional indebtedness is incurred that restricts such payments, by the terms of such additional indebtedness. The Company paid $1,383,900 of dividends to Cookies USA during fiscal 1996, of which $202,900 was declared and accrued in fiscal 1995.

     Based on the terms of the Company's Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15. As of June 30, 1996 the Company had a cash balance of approximately $3,302,000. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter facility operations and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future. Based upon the Company's plans to develop additional stores, the Company's liquidity is dependent upon its ability to sell both new and existing stores to franchisees.

SEASONALITY AND INFLATION

     The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

     The Company does not believe that inflation has materially affected earnings during the past three years. Most of the leases for the Company's stores contain rental escalation clauses based upon cost increases incurred by lessors, and many of the Company's employees are paid hourly rates related to the federal minimum wage. The federal minimum wage will increase from $4.25 to $4.75 on October 1, 1996 and from $4.75 to $5.15 on September 1, 1997. As of June 30, 1996, 260 of the Company's 870 employees in Company-operated stores earned hourly wages less than $4.75. The October 1, 1996 minimum wage increase may negatively impact the Company's payroll costs in the short-term, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases. Historically, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

INCOME TAXES

     The Company was treated as an S Corporation for income tax purposes for all periods presented prior to December 10, 1993. The pro forma income tax information has been computed as if the Company were subject to federal and state income tax laws in effect during the respective periods.

GOODWILL

     In determining the value of the Company, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately determined such value based on potential growth rates, which were lower than those the Company experienced in the five years preceding the acquisition. The carrying value of goodwill is evaluated regularly for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted cash flows from continuing operations over the remaining amortization period. No impairment is indicated as of June 30, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT AMERICAN COOKIE COMPANY, INC.

     Report of Independent Accountants
     Balance Sheet as of June 30, 1996 and June 29, 1995
     Statement of Operations for the fifty-two week periods ended June 30, 1996 and June 29, 1995
     Statement of Changes in Stockholder's Equity for the fifty-two week periods ended June 30, 1996 and June 29, 1995
     Statement of Cash Flows for the fifty-two week periods ended June 30, 1996 and June 29, 1995
     Notes to Financial Statements

     Report of Independent Accountants
     Balance Sheet as of June 30, 1994
     Statement of Operations for the twenty-nine week period ended June 30,
        1994
     Statement of Changes in Stockholder's Equity for the twenty-nine week period ended June 30, 1994
     Statement of Cash Flows for the twenty-nine week period ended June 30,
        1994
     Notes to Financial Statements

THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

     Report of Independent Accountants
     Report of Independent Accountants
     Balance Sheet as of June 24, 1993
     Statements of Income and Retained Earnings for the fifty-two week period ended June 24, 1993, and for the twenty-four week period ended December 9, 1993
     Statements of Cash Flows for the fifty-two week period ended June 24, 1993 and for the twenty-four week period ended December 9, 1993
     Notes to Financial Statements

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholder of Great American Cookie Company, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of Great American Cookie Company, Inc. at June 30, 1996 and June 29, 1995, and the results of its operations and its cash flows for the fifty-two week periods then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Atlanta, Georgia
August 30, 1996

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET


                                                                                        JUNE 30,      JUNE 29,
                                                                                          1996          1995
                                                                                      -----------   -----------
ASSETS
Current assets
 Cash and cash equivalents                                                            $ 3,301,627   $ 4,251,780
 Accounts receivable - trade                                                            1,675,584     1,343,426
 Inventory (Notes 1 and 2)                                                              1,443,811     1,304,174
 Prepaid expenses (Note 3)                                                              1,175,309     1,075,333
 Income tax receivable                                                                    155,789       147,583
 Current deferred tax benefit (Notes 1 and 11)                                             81,360       256,787
 Current portion of notes receivable (Note 4) 33                                          198,085       277,795
 Other receivables                                                                         33,899       162,399
                                                                                      -----------   -----------

  Total current assets                                                                  8,065,464     8,819,277
                                                                                      -----------   -----------

Property and equipment, net of accumulated depreciation (Note 5)                        8,325,726     9,101,235
Construction in progress, net of construction deposits received from franchisees           29,258        15,682
                                                                                      -----------   -----------

                                                                                        8,354,984     9,116,917
                                                                                      -----------   -----------
Other assets
 Deferred loan costs, net of accumulated amortization
  of $1,464,100 and $891,700, respectively (Note 1)                                     2,608,958     3,181,358
 Notes receivable, net of current portion (Note 4)                                         19,963        92,219
 Deferred tax benefit (Notes 1 and 11)                                                  1,419,143     1,365,036
 Deposits                                                                                  61,386        54,759
 Accrued straight-line minimum rent receivable for subleases to franchisees (Note 1)    1,300,872     1,157,948
                                                                                      -----------   -----------
                                                                                        5,410,322     5,851,320

Cost in excess of fair value of net assets acquired (goodwill), net of
 accumulated amortization of $2,233,851 and $1,364,200, respectively (Note 1)          32,718,474    33,588,125
                                                                                      -----------   -----------

                                                                                      $54,549,244   $57,375,639
                                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable                                                                     $   832,044   $ 1,293,679
 Sales taxes payable                                                                      129,974       128,090
 Accrued interest payable                                                               1,996,681     1,996,676
 Accrued expenses (Note 6)                                                              1,065,043     1,936,214
 Deposits                                                                                 738,542       760,512
 Dividends payable                                                                        125,000       390,400
                                                                                      -----------   -----------

  Total current liabilities                                                             4,887,284     6,505,571
                                                                                      -----------   -----------

Capital lease obligations, net (Note 9)                                                    67,036        83,638
                                                                                      -----------   -----------

Accrued straight-line minimum rent payable (Note 1)                                     2,176,523     1,947,614
                                                                                      -----------   -----------

Long-term debt (Note 7)                                                                40,000,000    40,000,000
                                                                                      -----------   -----------

Commitments and contingencies (Note 9)
Stockholder's equity (Note 12)
 Common stock, no par value, 2,000 shares authorized:
  210 shares issued and outstanding                                                    13,500,000    13,500,000
 Additional paid-in capital                                                               336,063       336,063
 Accumulated deficit                                                                   (6,417,662)   (4,997,247)
                                                                                      -----------   -----------

                                                                                        7,418,401     8,838,816
                                                                                      -----------   -----------

                                                                                      $54,549,244   $57,375,639
                                                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.
                                      -27-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS





                                                                FOR THE FIFTY-TWO  FOR THE FIFTY-TWO
                                                                WEEK PERIOD ENDED  WEEK PERIOD ENDED
                                                                  JUNE 30, 1996      JUNE 29, 1995
                                                                -----------------  -----------------
Revenue:
 Cookie and beverage sales                                          $24,718,712        $26,347,256
 Batter sales to franchisees                                         10,104,241          9,374,644
 Franchise royalties                                                  4,288,846          3,976,591
 Franchise sales - existing and new stores                            1,156,753          1,548,525
 Other - net                                                            115,165            160,769
                                                                    -----------        -----------

  Total revenue                                                      40,383,717         41,407,785
                                                                    -----------        -----------

Operating expenses:
 Cost of sales                                                       19,522,528         19,974,765
 Retail store occupancy                                               7,379,160          7,588,158
 Other retail store expenses                                          1,315,818          1,538,826
 Selling, general and administrative expenses                         7,106,685          7,481,994
                                                                    -----------        -----------

  Total operating expenses                                           35,324,191         36,583,743
                                                                    -----------        -----------

Other (income) expenses, net
 Interest income                                                        (56,633)           (96,964)
 Interest expense                                                     4,367,479          4,359,942
 Amortization of deferred loan costs                                    572,400            575,100
                                                                    -----------        -----------

  Total other expenses, net                                           4,883,246          4,838,078
                                                                    -----------        -----------

Income (loss) before non-recurring litigation charge and taxes          176,280            (14,036)
Non-recurring litigation charge (Note 10)                                     0            396,000
                                                                    -----------        -----------

Income (loss) before taxes                                              176,280           (410,036)
State and federal income tax expense (Note 11)                          415,695            277,077
                                                                    -----------        -----------

Net loss                                                            $  (239,415)       $  (687,113)
                                                                    ===========        ===========



   The accompanying notes are an integral part of these financial statements.
                                      -28-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

<Capiton>

                                                               ADDITIONAL
                                                COMMON          PAID IN        ACCUMULATED          TOTAL
                                                 STOCK          CAPITAL          DEFICIT            EQUITY
                                                 -----          -------          -------            ------
Balance at June 30, 1994                      $13,500,000        $336,063      $(2,607,234)      $11,228,829

 Net loss                                                                         (687,113)         (687,113)

 Dividends                                                                      (1,702,900)       (1,702,900)
                                              -----------        --------      -----------       -----------

Balance at June 29, 1995                       13,500,000         336,063       (4,997,247)        8,838,816


 Net loss                                                                         (239,415)         (239,415)

 Dividends                                                                      (1,181,000)       (1,181,000)
                                              -----------        --------      -----------       -----------

Balance at June 30, 1996                      $13,500,000        $336,063      $(6,417,662)      $ 7,418,401
                                              ===========        ========      ===========       ===========


   The accompanying notes are an integral part of these financial statements.
                                      -29-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS



                                                                                         FOR THE FIFTY-TWO   FOR THE FIFTY-TWO
                                                                                            WEEK PERIOD         WEEK PERIOD
                                                                                               ENDED               ENDED
                                                                                           JUNE 30, 1996       JUNE 29, 1995
                                                                                         -----------------   -----------------
Cash flows from operating activities
 Net loss                                                                                   $  (239,415)       $  (687,113)
 Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation                                                                               1,853,790          1,662,018
   Amortization of cost in excess of fair value of net assets acquired (goodwill)               869,651            876,800
   Amortization of deferred loan costs                                                          572,400            575,100
   Net gain on sales and disposals of property and equipment                                   (402,303)          (739,123)
   Net increase in accrued straight-line minimum rent receivable and payable                     85,985            218,405
   Changes in assets and liabilities
     (Increase) in accounts receivable                                                         (550,500)          (276,653)
     (Increase) decrease in inventory                                                          (139,637)           144,490
     (Increase) in prepaid expenses                                                             (99,976)           (69,268)
     (Increase) in income tax receivable                                                         (8,206)          (147,583)
     Decrease in current deferred tax benefit                                                   175,427            206,913
     Decrease (increase) in other receivables                                                   128,500           (135,798)
     (Increase) decrease in deferred tax benefit                                                (54,107)            70,164
     (Increase) decrease in other assets                                                         (6,627)             9,450
     (Decrease) increase in accounts payable                                                   (461,635)           480,518
     Increase (decrease) in sales taxes payable                                                   1,884            (14,714)
     Increase (decrease) in accrued interest payable                                                  5           (424,775)
     (Decrease) increase in accrued expenses                                                   (871,171)           317,967
     (Decrease) increase in deposits                                                            (21,970)            91,865
                                                                                            -----------        -----------

      Net cash provided by operating activities                                                 832,095          2,158,663
                                                                                            -----------        -----------

Cash flows from investing activities
 Acquisitions of property and equipment, including net increase
  in construction in progress, net of construction deposits received from franchisees        (1,913,503)        (4,333,341)
 Proceeds from sales and disposals of property and equipment                                  1,083,428          2,280,087
 Acceptance of notes receivable                                                                       0           (319,708)
 Proceeds from collection of notes receivable                                                   448,329             17,969
                                                                                            -----------        -----------

      Net cash used for investing activities                                                   (381,746)        (2,354,993)
                                                                                            -----------        -----------

Cash flows from financing activities
 Payment of acquisition related expenses                                                              0           (118,842)
 Payment of deferred loan costs                                                                       0            (33,397)
 Principal repayments under capital lease obligations                                           (16,602)            (6,463)
 Dividends paid                                                                              (1,383,900)        (1,577,900)
                                                                                            -----------        -----------

      Net cash used for financing activities                                                 (1,400,502)        (1,736,602)
                                                                                            -----------        -----------

   Net decrease in cash and cash equivalents during period                                     (950,153)        (1,932,932)
                                                                                            -----------        -----------

Cash and cash equivalents, beginning of period                                                4,251,780          6,184,712
                                                                                            -----------        -----------

Cash and cash equivalents, end of period                                                    $ 3,301,627        $ 4,251,780
                                                                                            ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)



                                                                             FOR THE FIFTY-TWO      FOR THE FIFTY-TWO
                                                                                WEEK PERIOD            WEEK PERIOD
                                                                                   ENDED                  ENDED
                                                                               JUNE 30, 1996          JUNE 29, 1995
                                                                               -------------          -------------
Supplemental disclosure of cash flow information:
- -------------------------------------------------
Cash paid for:
 Interest                                                                       $4,367,473             $4,784,716
                                                                                ==========             ==========

 State and federal income taxes                                                 $  118,500             $  133,953
                                                                                ==========             ==========

Supplemental schedule of non-cash financing and investing activities:

 During the fifty-two weeks ended June 30, 1996, notes receivable with face amounts of $177,919 and $118,444 were received from unrelated franchisees in connection with the sale of Company-operated stores.

 During the fifty-two weeks ended June 29, 1995, the Company entered into several capital lease obligations totaling $108,175 for office equipment.


















   The accompanying notes are an integral part of these financial statements.
                                      -31-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Great American Cookie Company, Inc. ("the Company") is an operator and franchisor of mall-based specialty retail cookie outlets and manufacturer of cookie batter which is distributed to Company-operated retail stores and sold to franchised retail stores.

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

     ACCOUNTING PERIOD
     During the fiscal year ending June 30, 1996, the Company changed its year end from the last Thursday in the month of June to the last Sunday in the month of June. As a result, three days were added to the fifty-two week period ended Thursday, June 27, 1996 to effectively change the Company's fiscal year end to Sunday, June 30, 1996. The change does not materially impact the comparability of the years presented in these financial statements.

     USE OF ESTIMATES IN FINANCIAL STATEMENTS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at June 30, 1996 due to the relatively short period to maturity of these instruments. The long-term notes payable with a fixed interest rate of 10.875% are recorded at face value (see Note 7); however, their fair value at June 30, 1996, based on quoted market values, is approximately $31,000,000.

     REVENUE RECOGNITION
     Revenue from Company-operated stores is recognized in the period the related cookies and beverages are sold. Revenues from the sale of batter are recognized at the time of shipment. Franchise royalties, which are based on a percentage of franchised store sales, are recognized in the same period related franchise store revenue is generated. Franchise license fee revenues are recognized at the time that all Company obligations regarding the franchise have been met. Fees received pursuant to development agreements which grant the right to develop franchised units in future periods in specific geographic areas are deferred and recognized as income on a pro rata basis as the Company's obligations regarding the franchised units subject to the development agreements are met.

     CASH EQUIVALENTS
     The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents at June 30, 1996 and June 29, 1995 consist of short-term commercial paper. These investments are stated at cost, which approximates market.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     STORE OPENING AND CLOSING COSTS
     Non-capital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year incurred. When a store is closed, the unamortized investment in leasehold improvements is recorded as a loss on store closing.

     INVENTORIES
     Inventories of cookie and brownie products, beverage products, paper and supplies and smallwares are stated at the lower-of-cost or market with cost determined on the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed, and the related accumulated depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the income statement.

     Depreciation is provided using accelerated methods over the estimated useful lives of the assets which are as follows:

         Building                             20 years
         Furniture, fixtures and equipment    5-7 years
         Building and leasehold improvements  lesser of 8 years or the life of the related lease


     During fiscal 1996, the Company revised its estimate of the useful life of certain leasehold improvements. The effect of this change in estimate was to increase fiscal 1996 pretax net loss by $214,000.

     DEFERRED LOAN COSTS
     Debt issue costs of approximately $4.0 million were incurred in connection with the issuance of the 10.875% senior secured notes payable due 2001 (Note 7). Deferred loan costs are being amortized over the life of the related notes (85 months), with annual charges to income of approximately $572,000.

     COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED (GOODWILL)
     Cost in excess of fair value of net assets acquired (goodwill) is being amortized over a forty year period, with annual charges to income of approximately $870,000.

     The carrying value of goodwill is evaluated for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted estimated cash flows from continuing operations over the remaining amortization period. No impairment is indicated as of June 30, 1996.

     LEASES
     The Company has various operating lease commitments on both
     Company-operated and franchised store locations and equipment. Operating leases with escalating payment terms, including those subleased to franchisees, are expensed on a straight-line basis over the life of the related lease.

     ADVERTISING COSTS
     Advertising costs are expensed as incurred.

     INCOME TAXES
     Concurrent with the acquisition and its termination of the S Corporation status (see Note 11), the Company adopted SFAS 109, "Accounting for Income Taxes". In accordance with the provisions of SFAS 109, deferred income taxes

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


     are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

     EARNINGS PER SHARE
     Earnings per share is not presented, as the Company is wholly-owned.

     RECLASSIFICATIONS
     Certain fiscal year 1995 amounts have been reclassified to conform to fiscal year 1996 presentation.

2.   INVENTORY

     The major components of inventory are as follows:


                                                                     JUNE 29,    JUNE 30,
                                                                       1996        1995
                                                                   -----------  ----------

        Raw ingredients                                             $  218,512  $  241,965
        Batter, including retail stores                                454,005     308,325
        Beverage syrup                                                  75,635      89,033
        Paper goods and packaging supplies                             190,375     169,620
        Purchased icing and decorative toppings held for resale        106,531      39,786
        Equipment held for resale                                       78,799     147,090
        Marketing and miscellaneous supplies held for resale           319,954     308,355
                                                                    ----------  ----------
                                                                    $1,443,811  $1,304,174
                                                                    ==========  ==========

3.   PREPAID EXPENSES

     Prepaid expenses consist of the following:


                                                                     JUNE 30,    JUNE 29,
                                                                       1996        1995
                                                                    ----------  ----------
        Rent                                                        $1,171,721  $1,064,065
        Other                                                            3,588      11,268
                                                                    ----------  ----------
                                                                    $1,175,309  $1,075,333
                                                                    ==========  ==========

4.   NOTES RECEIVABLE

     Notes receivable consist of the following:


                                                                      JUNE 30,   JUNE 29,
                                                                        1996       1995
                                                                      --------   --------
        Notes receivable                                              $218,048  $  370,014
        Less current portion                                           198,085     277,795
                                                                      --------  ----------
        Notes receivable, net of current portion                      $ 19,963  $   92,219
                                                                      ========  ==========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     Notes receivables are due from various franchisees and principally result from the sale of existing Company stores to franchisees. Each note is guaranteed by the purchaser and collateralized by the assets sold. The notes, in most instances, are generally due in monthly installments of principal and interest, with the interest rates ranging between 9% and 12.5% per annum.

     The aggregate maturities of the notes receivable are as follows:


                            1997                  $198,085
                            1998                    19,963
                                                  --------
                                                  $218,048
                                                  ========

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                      JUNE 30,      JUNE 29,
                                                        1996          1995
                                                    ------------  ------------
     Land                                           $   240,000   $   240,000
     Building                                           760,795       760,795
     Building and leasehold improvements              7,724,036     7,568,603
     Furniture, fixtures, and equipment               3,227,210     2,723,682
     Vehicles                                            12,779        12,779
                                                    -----------   -----------
                                                     11,964,820    11,305,859
     Less accumulated depreciation                   (3,639,094)   (2,204,624)
                                                    -----------   -----------
     Property and equipment - net                   $ 8,325,726   $ 9,101,235
                                                    ===========   ===========

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                      JUNE 30,      JUNE 29,
                                                        1996          1995
                                                     ----------    ----------
     Employee compensation including payroll taxes   $  317,599    $  550,214
     Employment related acquisition costs                     0       300,000
     Profit-sharing contribution                              0       100,000
     Construction expenses                               59,252       111,420
     Professional fees                                  107,500       141,500
     Accrued non-recurring litigation charge                  0       396,000
     Income taxes payable                               225,564             0
     Other                                              355,128       337,080
                                                     ----------    ----------
                                                     $1,065,043    $1,936,214
                                                     ==========    ==========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



7.   LONG-TERM DEBT

     Notes payable at June 30, 1996 and June 29, 1995 represent notes issued in connection with the acquisition of the Company on December 10, 1993 (See Note 1). Notes payable are described as follows:

        10.875% senior secured notes payable due January 15, 2001, Series B.
           Interest accrues daily and is payable semi-annually on January 15
           and July 15, commencing July 15, 1994.                                       $40,000,000
                                                                                        ===========

     The notes are secured by certain tangible and intangible assets, including, but not limited to, the equipment constituting the Company's batter production facility, the capital stock of all current and future subsidiaries of the Company, intellectual property rights and other intangible assets of the Company.

     The Company is subject to certain covenants provided for under the debt offering including limitations on restricted payments, limitations on incurrence of indebtedness and issuances of preferred stock, limitations on asset sales, limitations on liens, limitations on granting liens and restrictions on subsidiary dividends, maintenance of a fixed charge coverage ratio, limitations on mergers, consolidations or sale of assets, limitations on transactions with affiliates, and various reporting requirements to the holders of the Notes and the Securities and Exchange Commission. If a violation of a covenant occurs, the holders of at least 25% in principal amount of the then outstanding Notes may declare all outstanding Notes to be due and payable immediately. (See Note 12 Dividends - Requirements and Restrictions).


8.   PROFIT-SHARING PLAN

     The Company provides a defined contribution profit-sharing plan for all employees meeting certain requirements. Contributions to the plan are at the discretion of management. During the fifty-two week period ended June 30, 1996, no amounts were expensed for profit-sharing plan contributions; however, $100,000 which was expensed in the fiscal year ending June 29, 1995 and accrued as of June 29, 1995 was contributed to the plan.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



9.   COMMITMENTS AND CONTINGENCIES

     The Company has various operating lease commitments on both Company-operated and franchised store locations. These leases contain various provisions for contingent rental payments based on sales volume, and escalating rental payments. The effect of the escalating payments is included in the amounts of minimum future rental payments. The minimum future rental payments are expensed on a straight-line basis over the life of the related lease. Future minimum lease payments are as follows:



                  FISCAL PERIOD               SUBLEASES TO
                   ENDING JUNE      LEASES     FRANCHISES       NET
                   -----------      ------     ----------       ---
                     1997        $ 9,848,200   $ 6,330,077  $ 3,518,123
                     1998          9,293,400     5,980,337    3,313,063
                     1999          8,512,500     5,445,005    3,067,495
                     2000          7,469,000     4,792,183    2,676,817
                     2001          6,226,900     4,061,342    2,165,558
                     Thereafter   14,498,300     9,028,843    5,469,457
                                 -----------  ------------  -----------

                                 $55,848,300   $35,637,787  $20,210,513
                                 ===========   ===========  ===========

     For the fifty-two week periods ended June 30, 1996 and June 29, 1995, gross rent expense (including mall pass-through charges) was approximately $13,332,000 and $12,714,000, while sublease income (including mall pass-through charges) was approximately $9,628,000 and $8,722,000, respectively.

     The Company leases various office equipment under capital lease agreements expiring on various dates through 2000. The Company's aggregate future obligation under these agreements is $103,882.

     The Company is committed to purchases of certain raw materials from various suppliers over the next year at fixed prices. At June 30, 1996, these purchase commitments totaled approximately $1,600,000.

     From time to time the Company is subject to claims and legal actions in the ordinary course of its business. The Company is not a party to any litigation that would have a material adverse effect on the Company or its business and is not aware that such litigation is threatened.


10.  NON-RECURRING LITIGATION CHARGE

     On April 27, 1995 a judgment of $417,985 was entered against the Company in the Haagen-Burbank lawsuit. In June 1993, the Company had previously won a judgment for breach of written contract related to a lease entered into with a developer, Haagen-Burbank. On appeal, the Court of Appeal of the State of California Second Appellate District overturned the jury's verdict and directed the trial court to determine the amount of attorney fees and costs due to Haagen-Burbank as the prevailing party in the litigation. Haagen-Burbank had submitted to the court a request for legal fees totaling $439,000; however, the trial court entered a judgment of $417,985 on April 27, 1995. On September 15, 1995 the Company paid $395,966 to Haagen-Burbank as settlement of the judgment against the Company.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



11.  INCOME TAXES

     Effective on the date of the acquisition of the Company by Cookies USA, the Company converted to "C" corporation status and is therefore subject to federal and state income taxes commencing December 10, 1993. Prior to December 10, 1993, the Company was taxed as an "S" corporation resulting in a pass-through of the Company's taxable income and related federal and state income tax liabilities to the selling stockholders. The Company and Cookies USA will file consolidated federal and state income tax returns for the fiscal period ending June 30, 1996, and the Company will reimburse Cookies USA for its share of the consolidated federal and state income tax liabilities under a tax sharing agreement. In accordance with the terms of the tax sharing agreement, the Company will pay Cookies USA an amount equal to federal and state income tax liabilities calculated on a separate basis for the Company, and the Company's ability to utilize loss carrybacks and loss carryforwards could be limited. The agreement states that the Company may only use any of its carryforward or carryback amounts if not used by Cookies USA. The federal and state income tax provision recorded in the accompanying financial statements represents management's estimate of the Company's federal and state income tax liabilities calculated at combined federal and state statutory income tax rates based upon the Company's estimated taxable income for the fifty-two weeks ending June 30, 1996.

     The following information has been determined based upon the provision of Statement of Financial Accounting Standards No. 109 at June 30, 1996 and June 29, 1995.


                                           JUNE 30,          JUNE 29,
                                             1996              1995
                                           --------          --------
     Income tax provision:
      Current: federal                     $263,557          $      -
               state                         31,007                 -
                                           --------          --------
                                            294,564                 -
                                           ========          ========

      Deferred: federal                    $108,380          $247,911
                state                        12,751            29,166
                                           --------          --------
                                            121,131           277,077
                                           --------          --------
                                           $415,695          $277,077
                                           ========          ========

     The differences between income taxes at the statutory federal and state income tax rates and the income tax expense reported in the statement of income for the fifty-two weeks ended June 30, 1996 are as follows:


                                                 JUNE 30,  JUNE 29,
                                                   1996      1995
                                                 --------  --------
     Federal statutory tax rate                     34.0%   (34.0)%
     State income taxes, net of federal benefit      4.0%    (4.0)%
     Non-deductible amortization of goodwill       187.5%    81.3%
     Other                                          10.3%    24.3%
                                                   -----    -----
                                                   235.8%    67.6%
                                                   =====    =====

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     Deferred tax assets are comprised of the following:


                                               JUNE 30,           JUNE 29,
                                                 1996               1995
                                              ----------         ----------
     Current:
      NOL carryforward                        $        0         $  109,661
      Other                                       81,360            147,126
                                              ----------         ----------
                                              $   81,360         $  256,787
                                              ==========         ==========
     Non-current:
      Depreciation                            $  896,800         $  944,427
      Other                                      522,343            420,609
                                              ----------         ----------
                                              $1,419,143         $1,365,036
                                              ==========         ==========

12.  DIVIDENDS - REQUIREMENTS AND RESTRICTIONS

     In connection with the acquisition of the Company, Cookies USA issued $10 million of Subordinated Notes, $2.5 million of Junior Class A Preferred Stock, $750,000 of Junior Class B Preferred Stock and $250,000 of common stock in order to raise the $13.5 million paid to the Company in exchange for 210 newly issued shares of stock. Additionally, Cookies USA issued $10.5 million of Senior Preferred Stock to the selling stockholders of the Company in exchange for a portion of the stock of the Company ($3.5 million) and the assets of other entities owned by the selling stockholders ($7.0 million). As the Company is a 100% subsidiary of Cookies USA and is the sole operating unit of the consolidated entity, the Company is the sole source of any cash to be paid by Cookies USA as interest, principal payments or dividends on such securities. Such payments will be made primarily via dividends to Cookies USA.

     The $10 million of Subordinated Notes issued by Cookies USA carry an interest rate of 12.5% and require semi-annual interest payments on April 30 and October 31, commencing April 30, 1994. Principal payments on the Subordinated Notes are due as follows: $2.5 million due October 31, 2001; $2.5 million due October 31, 2002; and $5.0 million due October 31, 2003.

     The 10,500 shares of $1.00 par Senior Preferred shares issued by Cookies USA in conjunction with the acquisition are 6% cumulative convertible shares. Accumulated dividends on such shares have priority over any dividends of "Junior Securities" (Junior Class A and Class B Preferred and Common Stock), but are subordinate to any debt payments of Cookies USA or the Company. Such preferred shares may be redeemed at any time for $1,000 per share plus accrued but unpaid dividends at the option of Cookies USA; however, all such shares not previously converted or redeemed shall be redeemed by payment in cash of $1,000 per share plus accrued but unpaid dividends on November 30, 2003.

     The 2,500 shares of $1.00 par Junior Class A Preferred Stock and the 750 shares of $1.00 par Junior Class B Preferred Stock issued by Cookies USA in conjunction with the acquisition are entitled to receive, when legally available and when declared, dividends at the rate of $50 per share per annum. Such shares may be redeemed by Cookies USA at any time for $1,000 per share plus all dividends accrued and unpaid; however, all such shares not previously redeemed shall be redeemed by payment of cash of $1,000 per share plus all accrued and unpaid dividends on the first business day of January 2004.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     The Company's debt covenants related to the Notes limit the ability of the Company to pay dividends. Under the debt covenants, as outlined in the Indenture pursuant to which the Notes were issued, the Company may pay dividends if:

     (a) no Default or Event of Default has occurred and is continuing or would occur as a consequence thereof,

     (b) immediately after the dividend and after giving effect thereto on a pro forma basis, the Company could incur at least $1.00 of additional Indebtedness under the provisions of the debt covenants, and

     (c)  such dividend, together with the aggregate of all other
          "Restricted Payments" (as defined in the Indenture) made by the Company and its subsidiaries after the date of the Indenture, is less than the sum of (x) 50% of the Adjusted Consolidated Net Income of the Company for the period (taken as one accounting period) from the beginning of the first quarter commencing immediately after the date of the Indenture to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such Adjusted Consolidated Net Income for such period is a deficit, 100% of such deficit), plus (y) 100% of the aggregate net cash proceeds received by the Company from the issue or sale of Equity Interests of the Company (other than Equity Interests sold to a subsidiary of the Company and other than Disqualified Stock) after the date of the Indenture and on or prior to the time of such Restricted Payment, plus (z) 100% of the net cash proceeds received by the Company from the issuance or sale, other than to a subsidiary of the Company, of any convertible or exchangeable debt security of the Company that has been converted or exchanged into equity interests of the Company pursuant to the terms thereof (other than Disqualified Stock) after the date of the Indenture and on or prior to the time of such dividend. The foregoing limitations on Restricted Payments do not prohibit, among other items, payment to Cookies USA under the Tax Sharing Agreement, payments to Cookies USA to permit payments of current interest then due on the Subordinated Debt or for any other purpose provided that certain fixed charge coverage ratio tests have been achieved, or making other Restricted Payments in the aggregate amount not to exceed $1.5 million.


13.  COMPANY AND FRANCHISED STORES

     As of June 30, 1996, there were 115 Company-operated outlets and 253 franchised outlets in operation, while there were 120 Company-operated outlets and 251 franchised outlets in operation as of June 29, 1995.

     During the fifty-two week period ended June 30, 1996, the Company earned initial license fees of $275,000 from the sale of 11 new in-line stores to franchisees. Additionally, the Company earned $21,000 from license transfer and upgrade fees.

     During the fifty-two week period ended June 29, 1995, the Company earned initial franchise fees of $275,000 from franchisees opening 11 new in-line stores plus $5,000 for a new satellite location. Additionally, the Company earned $57,000 from license transfer and upgrade fees.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



14.  RELATED PARTY TRANSACTIONS

     A franchisee who owns 11 franchise outlets is related to one of the Company's directors. During the fifty-two week period ended June 30, 1996, the Company sold a franchise license for $25,000 to this related party. Additionally, during the fifty-two week periods ended June 30, 1996 and June 29, 1995, the Company had batter sales of approximately $464,000 and $537,000 and equipment sales of approximately $33,000 and $25,000, respectively, to this related party. The Company also received royalty revenues of approximately $202,000 and $222,000 for the fifty-two week periods ended June 30, 1996 and June 29, 1995, respectively. As of June 30, 1996 and June 29, 1995, this franchisee owed the Company $91,000 and $55,000, respectively.

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholder of Great American Cookie Company, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of Great American Cookie Company, Inc. at June 30, 1994, and the results of its operations and its cash flows for the twenty-nine week period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Atlanta, Georgia
August 23, 1994

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET



                                                                                          JUNE 30,
                                                                                           1994
                                                                                        -----------
ASSETS
Current assets
  Cash and cash equivalents                                                             $ 6,184,712
  Accounts receivable - trade, net of allowance for doubtful accounts of $21,646          1,066,773
  Inventory (Notes 1 and 2)                                                               1,442,584
  Prepaid expenses (Note 3)                                                               1,006,065
  Current deferred tax benefit (Note 10)                                                    463,700
  Current portion of notes receivable (Note 4)                                               34,056
  Other receivables                                                                          26,601
                                                                                        -----------
     Total current assets                                                                10,224,491
                                                                                        -----------
Property and equipment (Note 1)
  Land                                                                                      240,000
  Building                                                                                  760,795
  Building and leasehold improvements                                                     6,476,786
  Furniture, fixtures and equipment                                                       1,465,544
  Vehicles                                                                                   12,779
                                                                                        -----------

                                                                                          8,955,904
  Accumulated depreciation                                                                 (750,078)
                                                                                        -----------

                                                                                          8,205,826
  Construction in progress, net of construction deposits received from franchisees         (101,760)
                                                                                        -----------

                                                                                          8,104,066
                                                                                        -----------
Other assets
  Deposits                                                                                   64,209
  Notes receivable, net of current portion (Notes 1 and 4)                                   34,219
  Deferred tax benefit (Notes 1 and 10)                                                   1,179,200
  Deferred loan costs, net of accumulated amortization of $316,600 (Note 1)               3,723,061
  Accrued straight-line minimum rent receivable for subleases to franchisees (Note 1)       976,724
                                                                                        -----------

                                                                                          5,977,413
                                                                                        -----------

Cost in excess of fair value of net assets acquired (goodwill), net of
  accumulated amortization of $487,400 (Note 1)                                          34,602,083
                                                                                        -----------

                                                                                        $58,908,053
                                                                                        ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable                                                                      $   813,161
  Sales taxes payable                                                                       142,804
  Accrued interest payable                                                                2,421,451
  Accrued expenses (Note 5)                                                               1,600,173
  Deposits                                                                                  668,647
  Dividends payable                                                                         265,400
                                                                                        -----------
     Total current liabilities                                                            5,911,636
                                                                                        -----------
Accrued straight-line minimum rent payable                                                1,767,588
                                                                                        -----------
Long-term debt (Note 7)                                                                  40,000,000
                                                                                        -----------
Commitments and contingencies (Note 8)

Stockholder's equity (Note 11)
  Common stock, no par value, 2,000 shares authorized; 210 shares issued
     and outstanding                                                                     13,500,000
  Additional paid-in capital                                                                336,063
  Accumulated deficit                                                                    (2,607,234)
                                                                                        -----------
                                                                                         11,228,829
                                                                                        -----------
                                                                                        $58,908,053
                                                                                        ===========


   The accompanying notes are in integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS


                                             FOR THE TWENTY-NINE
                                              WEEK PERIOD ENDED
                                                JUNE 30, 1994
                                             -------------------
Revenue:
 Cookie and beverage sales                      $ 14,416,628
 Batter sales to franchisees                       4,707,527
 Franchise royalties                               2,003,377
 Franchise sales - existing and new stores           869,099
 Sales discounts - net                               (61,369)
                                                ------------

   Total revenue                                  21,935,262
                                                ------------

Operating expenses:
 Cost of sales                                    10,886,919
 Retail store occupancy                            4,132,621
 Selling, general and administrative expenses      4,920,029
                                                ------------

   Total operating expenses                       19,939,569
                                                ------------

Other (income) expenses, net
 Interest (income)                                  (134,191)
 Interest expense                                  2,491,046
 Amortization of deferred loan costs                 316,600
 Employment related acquisition costs (Note 6)     1,936,000
                                                ------------

   Total other (income) expenses, net              4,609,455
                                                ------------

Income (loss) before taxes                        (2,613,762)

State and federal income tax benefit (Note 10)       837,900
                                                ------------

Net loss                                        $ (1,775,862)
                                                ============



   The accompanying notes are in integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY





                           FOR THE TWENTY-NINE WEEK PERIOD ENDED JUNE 30, 1994
                           ----------------------------------------------------
                                         ADDITIONAL
                             COMMON       PAID IN     ACCUMULATED      TOTAL
                              STOCK       CAPITAL       DEFICIT        EQUITY
                           -----------    --------   ------------   -----------
Opening balance
   (December 10, 1993)     $13,500,000    $336,063   $         -    $13,836,063

Current period net loss              -           -     (1,775,862)   (1,775,862)
Dividends                            -           -       (831,372)     (831,372)
                           -----------    --------   ------------   -----------

                           $13,500,000    $336,063   $(2,607,234)   $11,228,829
                           ===========    ========   ============   ===========



   The accompanying notes are in integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS




                                                                                          FOR THE TWENTY-NINE
                                                                                              WEEK PERIOD
                                                                                                 ENDED
                                                                                             JUNE 30, 1994
                                                                                          -------------------
Cash flows from operating activities
   Net (loss)                                                                                $ (1,775,862)
   Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation                                                                             750,078
         Amortization of cost in excess of fair value of net assets acquired (goodwill)           487,400
         Amortization of deferred loan costs                                                      316,600
         Net (gain) on sales and disposals of property and equipment                             (421,281)
         Net increase in accrued straight-line minimum rent receivable and payable                120,690
         Other noncash (credits)                                                                   (3,170)
         Changes in assets and liabilities net of effects from contribution of net assets of TOGA Leasing, Sunbelt Investments, and Georgia Cookies, Inc.
            by Cookies USA, Inc.:
               Increase in accounts receivable                                                   (287,471)
               Increase in inventory                                                              (36,537)
               Increase in current deferred tax benefit                                          (463,700)
               Increase in prepaid expenses                                                      (905,180)
               Increase in other receivables                                                      (26,595)
               Increase in deferred tax benefit                                                  (379,200)
               Increase in other assets                                                            (2,867)
               Decrease in accounts payable                                                      (138,605)
               Increase in payroll and sales taxes payable                                         77,711
               Increase in accrued interest payable                                             2,404,767
               Increase in deposits                                                               159,244
               Decrease in income taxes payable                                                   (16,134)
               Increase in accrued expenses                                                       560,866
                                                                                             ------------

                   Net cash provided by operating activities                                      420,754
                                                                                             ------------

Cash flows from investing activities
   Acquisitions of property and equipment, including net (increase) decrease
      in construction in progress, net of construction deposits received from franchisees      (1,512,497)
   Proceeds from sales and disposals of property and equipment                                  1,213,562
   Net cash received from contribution of net assets acquired by Cookies USA, Inc. from:
         TOGA Leasing                                                                               8,471
         Sunbelt Investments                                                                       19,623
         Georgia Cookies, Inc.                                                                    202,891
   Proceeds from collection of notes receivable                                                   239,396
                                                                                             ------------

                   Net cash provided by investing activities                                      171,446
                                                                                             ------------

Cash flows from financing activities
   Issuance of common stock to Cookies USA, Inc.                                               13,500,000
   Issuance of 10.875% senior secured notes payable due 2001, series B                         40,000,000
   Repurchase of common stock                                                                 (37,923,316)
   Payment of acquisition related expenses                                                       (367,150)
   Payment of deferred loan costs                                                              (3,946,764)
   Principal repayments under long-term debt                                                   (6,560,000)
   Dividends paid                                                                                (565,972)
                                                                                             ------------
                   Net cash provided by financing activities                                    4,136,798
                                                                                             ------------

         Net increase in cash and cash equivalents during period                                4,728,998

Cash and cash equivalents, beginning of period                                                  1,455,714
                                                                                             ------------

Cash and cash equivalents, end of period                                                     $  6,184,712
                                                                                             ============

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)




                                                                      FOR THE TWENTY-NINE
                                                                          WEEK PERIOD
                                                                             ENDED
                                                                         JUNE 30, 1994
                                                                      -------------------
Supplemental disclosure of cash flow information:
- --------------------------------------------------------------------
Cash paid during the fifty-two weeks ended June 30, 1994 for:
        Interest                                                          $     79,716
                                                                          ============

        State and federal income taxes                                    $     27,718
                                                                          ============

Supplemental schedule of noncash financing and investing activities:
- --------------------------------------------------------------------

        As more fully described in Note 1 to the financial statements, on December 10, 1993 Cookies USA, Inc. acquired 100% of the outstanding common stock of The Original Great American Chocolate Chip Cookie Company, Inc. and certain other assets held by the selling stockholders of the Company, through a series of related transactions resulting in the assumption of liabilities as follows:

        Fair value of assets acquired                                     $ 49,269,362
        Cash paid                                                          (37,923,316)
        Fair value of assets contributed by Cookies USA, Inc.              (10,500,000)
                                                                          ------------

          Liabilities assumed                                             $    846,046
                                                                          ============

        As more fully described in Note 1 to the financial statements, in connection with the acquisition of the Company by Cookies USA, Inc., assets with a net book value of $9,272,720 were distributed to the selling stockholders as follows:

        Prepaids and other current assets                                 $     20,000
        Property and equipment, net                                            124,398
        Receivables from stockholders                                        9,128,322
                                                                          ------------

                                                                          $  9,272,720
                                                                          ============


        During the twenty-nine weeks ended June 30, 1994, the Company exchanged accounts receivable from unrelated franchisees with a face value of $20,952 for notes receivable with a face value of $20,952 (see
        Note 4).

        During the twenty-nine weeks ended June 30, 1994, the Company exchanged an account receivable from an unrelated franchisee with a face value of $48,164 for fixtures and equipment and leasehold improvements representing a retail cookie store previously licensed by the franchisee.

   The accompanying notes are in integral part of these financial statements.
                                     -47-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Great American Cookie Company, Inc. ("the Company") is in the business of franchising cookie stores and manufacturing cookie batter which is sold to Company-operated and franchised retail stores.

     On December 10, 1993, the Company was acquired by Cookies USA, Inc. ("Cookies USA") in several transactions as described below. Immediately following the acquisition, the Company changed its name from The Original Great American Chocolate Chip Cookie Company, Inc. to Great American Cookie Company, Inc.

     Summary of Acquisition Related Transactions:

     (1) Cookies USA acquired 210 newly-issued shares of the Company for $13,500,000.

     (2) Cookies USA acquired 14.6 shares of the Company for 3,500 shares of preferred stock of Cookies USA valued at $3,500,000 from the selling stockholders of the Company and then contributed those shares to the treasury of the Company for retirement.

     (3) The Company acquired 185.4 shares of the Company from the selling stockholders of the Company for $37,923,316 and then retired those shares.

     (4) Cookies USA acquired all of the assets of Georgia Cookies, Inc., TOGA Leasing, and Sunbelt Investments, a corporation and general partnerships owned exclusively by the selling stockholders of the Company, in exchange for 7,000 shares of preferred stock of Cookies USA valued at $7,000,000 and then contributed all of the assets to the Company.

     (5) The selling stockholders of the Company acquired a 13% interest in Cookies USA for $32,608.

     (6) The Company distributed cash and assets with a book value of $9,272,720 to the selling stockholders of the Company in conjunction with the above transactions.

     The acquisition described above was recorded in the accounts of the Company using the purchase method of accounting with "push-down" accounting. The application of purchase accounting principles requires a new basis of accounting to be established for the Company at the date of the acquisition, and therefore, prior historical data is deemed not to be comparable.

     The significant effects of the transaction on the Company's financial statements are summarized below:


     Value in excess of historical cost assigned to land and buildings  $   880,756
     Value in excess of historical cost assigned to inventory               115,000
     Value in excess of historical cost assigned to goodwill             35,089,483
     Stockholder's equity increase due to stock sold                     13,500,000

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


     Due to the 22% interest retained by the selling stockholders of the Company via their interests in Cookies USA, the Company did not recognize an increase in the carrying value of 22% of the underlying assets of the Company and the assets of Georgia Cookies, Inc., TOGA Leasing and Sunbelt Investments. In regard to the allocation of the purchase price, the only information that the Company is awaiting is an analysis of leases. A summary of the acquisition cost and allocation is as follows (in thousands):

     Assets acquired recorded at predecessor basis                      $     576
     Assets acquired recorded at fair value                                37,770
     Acquisition costs                                                        359
                                                                        ---------

                                                                           38,705

     Less historical book value of net assets acquired                     (2,620)
                                                                        ---------

       Excess to be allocated                                           $  36,085
                                                                        =========

     Allocated to:
        Land and building                                               $     881
        Inventory                                                             115
        Goodwill                                                           35,089
                                                                        ---------

                                                                         $ 36,085
                                                                        =========

     CASH EQUIVALENTS
     The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents at June 30, 1994 consist of short-term commercial paper. These investments are stated at cost, which approximates market.

     ACCOUNTING PERIOD
     The Company's fiscal year ends on the last Thursday in the month of June.

     STORE OPENING AND CLOSING COSTS
     Non-capital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year incurred. When a store is closed, the unamortized investment in leasehold improvements is recorded as a loss on store closing.

     INVENTORIES
     Inventories of cookie and brownie products, beverage products, paper and supplies and smallwares are stated at the lower-of-cost or market with cost determined on the first-in, first-out (FIFO) method.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed, and the related accumulated depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the income statement.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     Depreciation is provided using both straight-line and accelerated methods over the estimated useful lives of the assets which are as follows:



      Building                             20 years
      Furniture, fixtures and equipment    5-7 years
      Building and leasehold improvements  lesser of 10 years or the life of the related lease

     REVENUE RECOGNITION
     Franchise license fee revenues are recognized at the time that all Company obligations regarding the franchise have been met. Fees received pursuant to development agreements which grant the right to develop franchised units in future periods in specific geographic areas are deferred and recognized as income on a pro rata basis as the Company's obligations regarding the franchised units subject to the development agreements are met. Revenues related to cookies and beverages are recognized at the point of sale. Revenues from the sale of batter are recognized at the time of shipment. Franchise royalties, which are based on a percentage of franchised store sales, are recognized as earned.

     DEFERRED LOAN COSTS
     Debt issuance costs of approximately $4.0 million were incurred in connection with the issuance of the 10.875% senior secured notes payable due 2001 (Note 7). Deferred loan costs are being amortized over the life of the related notes (85 months), with annual charges to income of approximately $564,300.

     COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED (GOODWILL)
     Cost in excess of fair value of net assets acquired (goodwill) is being amortized over a forty year period, with annual charges to income of approximately $877,200.

     The carrying value of goodwill is reviewed for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted estimated cash flows over the remaining amortization period. No impairment is indicated as of June 30, 1994.

     LEASES
     The Company has various operating lease commitments on both
     Company-operated and franchised store locations and equipment. Operating leases with escalating payment terms, including leases underlying subleases with franchisees, are on a straight-line basis over the life of the related lease.

     INCOME TAXES
     Concurrent with the Acquisition and its termination of the S Corporation status (see Note 10), the Company adopted SFAS 109, "Accounting for Income Taxes". In accordance with the provisions of SFAS 109, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

     EARNINGS PER SHARE
     Earnings per share is not presented, as the Company is wholly-owned.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



2.   INVENTORY

     The major components of inventory are as follows at June 30, 1994:


      Raw ingredients                                          $  417,450
      Batter, including retail stores                             414,459
      Beverage syrup                                               67,222
      Paper goods and packaging supplies                          146,915
      Purchased icing and decorative toppings held for resale      70,743
      Equipment held for resale                                    87,461
      Marketing and miscellaneous supplies held for resale        238,334
                                                               ----------

                                                               $1,442,584
                                                               ==========




3.   PREPAID EXPENSES

     Prepaid expenses consist of the following at June 30, 1994:


      Rent                                                     $  963,427
      Other                                                        42,638
                                                               ----------

                                                               $1,006,065
                                                               ==========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



4.   NOTES RECEIVABLE

     Notes receivable consist of the following at June 30, 1994:



      B&J Cookie Company - Note dated June 4, 1993 for $57,219; with monthly principal payments of $1,000 plus interest at 9%. Due May
       1998. Secured by assets of cookie system facility operated by B&J
       Cookie Company.                                                          $46,219

      Ron and Sally Molly - Unsecured note dated June 1, 1994 for $9,399.
       Principal and interest at the prime rate is due on June 1, 1995.           9,399

      LGT, Inc. - Unsecured note dated June 1, 1994 for $6,484; with monthly principal payments of $540 plus interest at 8.75%. Due June 1,
       1995.                                                                      6,484

      It's All In the Chips, Inc. - Unsecured note dated June 10, 1994 for
       $5,069; with monthly principal payments of $425 plus interest at
       8.75%. Due June 15, 1995.                                                  5,069

      The Cookie Connection, Inc. - Note dated October 14, 1990 for
       $18,331; with monthly payments of principal and interest of $500;
       remaining principal and interest due October 1992; interest at prime plus 2% (but not less than 9.75%). Matured October 1992. Note paid in
       full on July 7, 1994.                                                      1,104
                                                                                -------

                                                                                 68,275

      Less current portion                                                       34,056
                                                                                -------
      Notes receivable, net of current portion                                  $34,219
                                                                                =======

          The aggregate maturities of the notes receivable are as follows:


                             FOR THE FISCAL YEARS
                                 ENDING JUNE
                             --------------------
                                     1995                                       $34,056
                                     1996                                        12,000
                                     1997                                        12,000
                                     1998                                        10,219
                                                                                -------
                                                                                $68,275
                                                                                =======

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



5.   ACCRUED EXPENSES

     Accrued expenses consist of the following at June 30, 1994:



           Employee compensation including payroll taxes                      $  463,543
           Employment related acquisition costs                                  300,000
           Profit-sharing contribution                                           100,000
           Sales and use taxes including related interest                        193,810
           Construction expenses                                                 136,481
           Professional fees                                                     102,024
           Other                                                                 304,315
                                                                              ----------

                                                                              $1,600,173
                                                                              ==========


6.   PROFIT-SHARING PLAN AND EMPLOYMENT RELATED ACQUISITION COSTS

     The Company provides a defined contribution profit-sharing plan for all employees meeting certain requirements. Contributions to the plan are at the discretion of management. There were no contributions to the plan during the twenty-nine week period ended June 30, 1994; however, $100,000 has been accrued as of June 30, 1994 and expensed in the accompanying financial statements for the twenty-nine week period ended June 30, 1994.

     In connection with the acquisition of the Company by Cookies USA, the Company entered into employment agreements with the selling stockholders of the Company. The employment agreements have a term of five years and may be terminated by either party on the anniversary date. As a provision of the employment agreements, the Company agreed to distribute acquisition related bonuses totaling $1,936,000 to the selling stockholders of the Company and other officers and employees of the Company, ad directed by the selling stockholders of the Company. The acquisition related bonuses have been expensed in the accompanying financial statements for the twenty-nine week period ended June 30, 1994.

7.   LONG-TERM DEBT

     Notes payable at June 30, 1994 represent notes issued in connection with the acquisition of the Company on December 10, 1993 (See Note 1). Notes payable are described as follows:


     10.875% senior secured notes payable due January 15, 2001, Series
       B. Interest accrues daily and is payable semi-annually on January
       15 and July 15, commencing July 15, 1994.

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
                                                                              ===========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     During the twenty-nine week period ended June 30, 1994, the Company's noteholders exchanged unregistered Series A Notes with a face value of $40,000,000 for registered Series B Notes with identical terms and a face value of $40,000,000 (the "Notes"). The Company received no cash proceeds from the exchange.

     The Company is subject to certain covenants provided for under the debt offering including limitations on restricted payments, limitations on incurrence of indebtedness and issuances of preferred stock, limitations on asset sales, limitations on liens, limitations on granting liens and restrictions on subsidiary dividends, maintenance of a fixed charge coverage ratio, limitations on mergers, consolidations or sale of assets, limitations on transactions with affiliates, and various reporting requirements to the holders of the Notes and the Securities and Exchange Commission. If a violation of a covenant occurs, the holders of at least 25% in principal amount of the then outstanding Notes may declare all outstanding Notes to be due and payable immediately.


8.   COMMITMENTS AND CONTINGENCIES

     The Company has various operating lease commitments on both Company-operated and franchised store locations and equipment. These leases contain various provisions for contingent rental payments based on sales volume, and escalating rental payments. The effect of the escalating payments is included in the amounts of minimum future rental payments. The minimum future rental payments are expensed on a straight-line basis over the life of the related lease. Future minimum lease payments are as follows:


             FISCAL PERIOD               SUBLEASES TO
              ENDING JUNE     LEASES     FRANCHISEES       NET
              -----------     ------     -----------       ---

                1995        $ 8,722,900   $ 5,185,800  $ 3,537,100
                1996          8,291,200     4,825,700    3,465,500
                1997          7,972,200     4,622,700    3,349,500
                1998          7,291,300     4,268,200    3,023,100
                1999          6,282,600     3,740,400    2,542,200
                Thereafter   14,222,000     8,430,100    5,791,900
                            -----------   -----------  -----------

                            $52,782,200   $31,072,900  $21,709,300
                            ===========   ===========  ===========




     For the twenty-nine week period ended June 30, 1994, gross rent expense (including mall pass-through charges) was approximately $6,043,900 and sublease income (including mall pass-through charges) was approximately $3,683,200.

     The Company is committed to purchases of certain raw materials from various suppliers over the next year at fixed prices. At June 30, 1994 these purchase commitments totaled approximately $830,000.

     The Company is a defendant in various legal proceedings with former franchisees and landlords of the Company, alleging breaches of contract and certain other claims. Although the ultimate disposition of these proceedings are not presently determinable, management does not believe that an adverse determination in any of these proceedings will have an adverse material effect upon the financial condition of the Company or results of operations.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



9.   COMPANY AND FRANCHISED STORES

     As of June 30, 1994, there were 122 Company-operated outlets in operation, with revenues of approximately $14,416,600 and costs of approximately $12,317,600 for the twenty-nine week period then ended.

     As of June 30, 1994, there were 231 franchised outlets in operation.

     During the twenty-nine week period ended June 30, 1994, the Company received initial license fees for 6 new in-line store franchises and 5 new satellite location franchises, and earned initial franchise fees of $85,000. Additionally, the Company earned $17,000 from license transfer and upgrade fees.

10.  INCOME TAXES

     Effective on the date of the acquisition of the Company by Cookies USA, the Company converted to "C" corporation status and is therefore subject to federal and state income taxes commencing December 10, 1993. Prior to December 10, 1993, the Company was taxed as an "S" corporation resulting in a pass-through of the Company's taxable income and related federal and state income tax liabilities to the selling stockholders. The Company and Cookies USA will file consolidated federal and state income tax returns for the fiscal period ending June 30, 1994, and the Company will reimburse Cookies USA for its share of the consolidated federal and state income tax liabilities under a tax sharing agreement. In accordance with the terms of the tax sharing agreement, the Company will pay Cookies USA an amount equal to federal and state income tax liabilities calculated on a separate basis for the Company, and the Company's ability to utilize loss carrybacks and loss carryforwards could be limited. The agreement states that the Company may only use any of its carryforward or carryback amounts if not used by Cookies USA. The federal and state income tax provision (benefit) recorded in the accompanying financial statements represents management's estimate of the Company's federal and state income tax liabilities calculated at combined federal and state statutory income tax rates based upon the Company's estimated taxable income for the period December 10, 1993 through June 30, 1994.

     The following information has been determined based upon the provision of Statement of Financial Accounting Standards No. 109 at June 30, 1994.


       Income tax provision (benefit):
          Deferred (federal and state)                                     $(837,900)
                                                                           =========


      The differences between income taxes at the statutory federal and state income tax rates and the income tax benefit reported in the statement of income for the twenty-nine weeks ended June 30, 1994 are as follows:

       Federal statutory tax rate (benefit)                                    (34.0)%
       State income taxes, net of federal benefit                               (5.7)
       Non-deductible amortization of goodwill and other items                   7.6
                                                                           ---------


                                                                               (32.1)%
                                                                           =========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     Deferred tax assets are comprised of the following at June 30, 1994:


     Current:
      NOL carryforward                      $  463,700
                                            ==========

     Non-current:
      Depreciation                          $  970,000
      Other                                    209,200
                                            ----------

                                            $1,179,200
                                            ==========




11.  DIVIDENDS - REQUIREMENTS AND RESTRICTIONS

     In connection with the acquisition of the Company, Cookies USA issued $10 million of Subordinated Notes, $2.5 million of Junior Class A Preferred Stock $750,000 of Junior Class B Preferred Stock and $250,000 of common stock in order to raise the $13.5 million paid to the Company in exchange for 210 newly issued shares of stock. Additionally, Cookies USA issued $10.5 million of Senior Preferred Stock to the selling stockholders of the Company in exchange for a portion of the stock of the Company ($3.5 million) and the assets of other entities owned by the selling stockholders ($7.0 million). As the Company is a 100% subsidiary of Cookies USA and is the sole operating unit of the consolidated entity, the Company is the sole source of any cash to be paid by Cookies USA as interest, principal payments or dividends on such securities. Such payments will be made primarily via dividends to Cookies USA.

     The $10 million of Subordinated Notes issued by Cookies USA carry an interest rate of 12.5% and require semi-annual interest payments on April 30 and October 31, commencing April 30, 1994. Principal payments on the Subordinated Notes are due as follows: $2.5 million due October 31, 2001; $2.5 million due October 31, 2002; and $5.0 million due October 31, 2003.

     The 10,500 shares of $1.00 par Senior Preferred shares issued by Cookies USA in conjunction with the acquisition are 6% cumulative convertible shares. Accumulated dividends on such shares have priority over any dividends of "Junior Securities" (Junior Class A and Class B Preferred and Common Stock), but are subordinate to any debt payments of Cookies USA or the Company. Such preferred shares may be redeemed at any time for $1,000 per share plus accrued but unpaid dividends at the option of Cookies USA; however, all such shares not previously converted or redeemed shall be redeemed by payment in cash of $1,000 per share plus accrued but unpaid dividends on November 30, 2003.

     The 2,500 shares of $1.00 par Junior Class A Preferred Stock and the 750 shares of $1.00 par Junior Class B Preferred Stock issued by Cookies USA in conjunction with the acquisition are entitled to receive, when legally available and when declared, dividends at the rate of $50 per share per annum. Such shares may be redeemed by Cookies USA at any time for $1,000 per share plus all dividends accrued and unpaid; however, all such shares not previously redeemed shall be redeemed by payment of cash of $1,000 per share plus all accrued and unpaid dividends on the first business day of January 2004.

     The Company's debt covenants related to the Notes limit the ability of the Company to pay dividends. Under the debt covenants, as outlined in the debt "Indenture," the Company may pay dividends if:

     (a) no Default or Event of Default has occurred and is continuing or would occur as a consequence thereof,

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



     (b) immediately after the dividend and after giving effect thereto on a pro forma basis, the Company could incur at least $1.00 of additional Indebtedness under the provisions of the debt covenants, and

     (c)  such dividend, together with the aggregate of all other
          "Restricted Payments" (as defined in the Indenture) made by the Company and its subsidiaries after the date of the Indenture, is less than the sum of (x) 50% of the Adjusted Consolidated Net Income of the Company for the period (taken as one accounting period) from the beginning of the first quarter commencing immediately after the date of the Indenture to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such Adjusted Consolidated Net Income for such period is a deficit, 100% of such deficit), plus (y) 100% of the aggregate net cash proceeds received by the Company from the issue or sale of Equity Interests of the Company (other than Equity Interests sold to a subsidiary of the Company and other than Disqualified Stock) after the date of the Indenture and on or prior to the time of such Restricted Payment, plus (z) 100% of the net cash proceeds received by the Company from the issuance or sale, other than to a subsidiary of the Company, of any convertible or exchangeable debt security of the Company that has been converted or exchanged into equity interests of the Company pursuant to the terms thereof (other than Disqualified Stock) after the date of the Indenture and on or prior to the time of such dividend.

12.  PRO FORMA COMBINED STATEMENT OF OPERATIONS (UNAUDITED)

     On December 10, 1993, The Original Great American Chocolate Chip Cookie Company, Inc. (the "Company") was acquired by Cookies USA, Inc. ("Cookies USA") in several transactions as described in Note 1. The following unaudited pro forma results of operations have been prepared as if the Acquisition had occurred at the beginning of the earliest period presented (at June 26, 1992). The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the transactions been consummated at June 26, 1992, or of future operations.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                        NOTES TO FINANCIAL STATEMENTS


       UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
    FOR THE FIFTY-THREE FISCAL WEEK PERIOD ENDED JUNE 30, 1994 (IN 000'S)


                         THE ORIGINAL         GREAT AMERICAN
                        GREAT AMERICAN        COOKIE COMPANY,       GEORGIA
                         CHOCOLATE CHIP            INC.          COOKIES, INC.
                     COOKIE COMPANY, INC.      DECEMBER 10,         JULY 2,          PRO FORMA
                         JUNE 25, 1993            1993 TO           1993 TO        ELIMINATIONS
                              TO                 JUNE 30,         DECEMBER 9,           AND            PRO FORMA
                       DECEMBER 9, 1993            1994               1993          ADJUSTMENTS         COMBINED
                       ----------------      ----------------    -------------      -----------        ----------

Total Revenue             $  16,070            $  21,935           $  2,342        $   (680)  (q)      $  39,667

Cost of Sales                 7,537               10,887              1,243            (452)  (q)
                                                                                        (13)  (a)
                                                                                        (42)  (b)
                                                                                        (27)  (e)
                                                                                       (165)  (g)         18,968

Operating expenses            6,363                9,053                780            (185)  (q)
                                                                                       (933)  (d)
                                                                                        (22)  (e)
                                                                                        (13)  (a)
                                                                                        (33)  (b)
                                                                                       (113)  (c)
                                                                                         35   (h)
                                                                                          2   (i)
                                                                                        395   (o)         15,329
                          ---------            ---------           --------        --------            ---------

Operating Income              2,170                1,995                319             886                5,370

Other (expense)
  income, net                 (354)                                  (4,609)            343   (j)
                                                                                         50   (k)
                                                                                     (2,030)  (l)
                                                                                       (256)  (m)
                                                                                      1,936   (n)         (4,920)
                          ---------            ---------           --------        --------            ---------

Income before taxes           1,816               (2,614)               319             929                  450

Provision (benefit) for
  income taxes                   28                                    (838)          1,383   (p)            573
                          ---------            ---------           --------        --------            ---------

Net income                $   1,788            $  (1,776)          $    319        $   (454)           $    (123)
                          =========            =========           ========        ========            =========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)


                        NOTES TO FINANCIAL STATEMENTS


       UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
     FOR THE FIFTY-TWO FISCAL WEEK PERIOD ENDED JUNE 30, 1994(1) (IN 000'S)



                                       THE ORIGINAL                               PRO FORMA
                                      GREAT AMERICAN                            ELIMINATIONS
                                      CHOCOLATE CHIP            GEORGIA              AND           PRO FORMA
                                   COOKIE COMPANY, INC.      COOKIES, INC.       ADJUSTMENTS        COMBINED
                                   --------------------      -------------       -----------        --------

Total Revenue                            $   35,202            $  5,092         $  (1,347)  (q)   $  38,947

Cost of Sales                                16,758               2,658              (917)  (q)
                                                                                      (45)  (a)
                                                                                     (110)  (b)
                                                                                      (29)  (e)
                                                                                       12   (f)      18,327

Operating expenses                           13,764               1,654              (410)  (q)
                                                                                   (1,277)  (d)
                                                                                      (21)  (e)
                                                                                      (61)  (a)
                                                                                     (250)  (c)
                                                                                      (51)  (b)
                                                                                        6   (f)
                                                                                      877   (o)      14,231
                                         ----------            --------         ---------         ---------

Operating Income                              4,680                 780               929             6,389

Other (expense) income, net                    (504)                                  552   (j)
                                                                                       18   (k)
                                                                                   (4,398)  (l)
                                                                                     (556)  (m)      (4,888)
                                         ----------            --------         ---------         ---------

Income before taxes                           4,176                 780            (3,455)            1,501

Income taxes                                     87                                   884   (p)         971
                                         ----------            --------         ---------         ---------

Net income                               $    4,089            $    780         $  (4,339)        $     530
                                         ==========            ========         =========         =========


______________
(1) For the fifty-three fiscal week period ended July 1, 1993 for Georgia Cookies, Inc.

                     GREAT AMERICAN COOKIE COMPANY, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                        NOTES TO FINANCIAL STATEMENTS

         The pro forma adjustments and elimination entries necessary to adjust the combined historical financial statements are as follows:

         (a)     To eliminate equipment rental payments paid to TOGA Leasing.
         (b)     To eliminate building rental payments paid to Sunbelt
                 Investments.
         (c)     To eliminate other stockholder related expenses.
         (d) To eliminate stockholder compensation in excess of employment contracts.
         (e) To eliminate excess property and casualty and workers' compensation insurance due to parent company's ability to negotiate better volume rates.
         (f) To reflect depreciation on assets acquired from TOGA Leasing and Sunbelt Investments.
         (g) To adjust retail stores cost of goods sold due to usage of batter inventory restated at fair market value at date of acquisition.
         (h)     To reflect directors' fees.
         (i)     To reflect trust administration fees.
         (j) To eliminate interest on First Union National Bank of Georgia long-term debt repaid in conjunction with the acquisition.
         (k) To eliminate amortization of deferred debt issue costs associated with First Union National Bank of Georgia long-term debt repaid in conjunction with the acquisition.
         (l) To reflect interest on 10.875% senior secured notes payable due 2001, series B.
         (m) To reflect amortization of deferred debt issue costs associated with 10.875% senior secured notes payable due 2001, series B.
         (n) To eliminate non-recurring post acquisition officer and employee bonuses.
         (o) To reflect amortization of cost in excess of fair value of net assets acquired (goodwill).
         (p) To reflect income tax expense for C corporation status, giving effect to non-deductible goodwill amortization. Combined statutory state and federal income tax rates of 40% have been used for both periods presented.
         (q)     To eliminate inter/intracompany transactions and accounts.


13.      RELATED PARTY TRANSACTIONS

         A franchisee who owns 11 franchise outlets is related to one of the Company's Directors. During the twenty-nine week period ended June 30, 1994, the Company had batter sales of approximately $260,000 to this related party. Additionally, the Company received royalty revenues of approximately $107,000 from this related party during the period, and a Company store was sold to this related party for approximately $134,000 for a gain of approximately $22,000.

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of The Original Great American Chocolate Chip
Cookie Company, Inc.


In our opinion, the accompanying statements of income and retained earnings and of cash flows present fairly, in all material respects, the results of operations of The Original Great American Chocolate Chip Cookie Company, Inc. and its cash flows for the twenty-four week period ended December 9, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Atlanta, Georgia
August 23, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of The Original Great American Chocolate Chip
Cookie Company, Inc.


In our opinion, the accompanying balance sheet and the related statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of The Original Great American Chocolate Chip Cookie Company, Inc. at June 24, 1993, and the results of its operations and its cash flows for the fifty-two week period then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Atlanta, Georgia
December 10, 1993

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.


                                BALANCE SHEET

                                                                                                      JUNE 24,
                                                                                                        1993
                                                                                                      --------
ASSETS
Current assets
     Cash (Note 2)                                                                                   $ 3,186,907
     Accounts receivable, net of allowance (Note 3)                                                    1,401,773
     Inventory (Note 4)                                                                                1,112,137
     Prepaid expenses (Note 5)                                                                           970,472
     Current portion of notes receivable (Note 6)                                                         50,628
                                                                                                     -----------

         Total current assets                                                                          6,721,917
                                                                                                     -----------

Property and equipment (Note 1)
     Leasehold improvements                                                                            8,565,894
     Furniture, fixtures and equipment                                                                 3,730,568
     Vehicles                                                                                            461,843
                                                                                                     -----------

                                                                                                      12,758,305
     Accumulated depreciation                                                                         (6,668,604)
                                                                                                     -----------

                                                                                                       6,089,701
     Construction in progress, net of construction deposits received
         from franchisees                                                                                 74,751
                                                                                                     -----------

                                                                                                       6,164,452
                                                                                                     -----------

Other assets
     Deposits                                                                                             83,492
     Notes receivable, net of current portion (Note 6)                                                   102,650
     Receivables from stockholders (Note 7)                                                           10,309,769
     Investment                                                                                           20,000
     Deferred loan costs, net of accumulated amortization of $18,459                                     129,212
     Accrued straight-line minimum rent receivable for subleases to franchises (Note 1)                  796,425
                                                                                                     -----------

                                                                                                      11,441,548
                                                                                                     -----------

                                                                                                     $24,327,917
                                                                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                                $   874,694
     Payroll and sales taxes payable                                                                     104,395
     Accrued expenses (Note 8)                                                                         1,323,656
     Due to profit sharing plan                                                                          100,000
     Deposits                                                                                            523,052
     Current portion of long-term debt (Note 10)                                                       2,340,000
                                                                                                     -----------

         Total current liabilities                                                                     5,265,797
                                                                                                     -----------

Accrued straight-line minimum rent payable                                                             1,227,327
                                                                                                     -----------

Long-term debt, net of current portion (Note 10)                                                       8,190,000
                                                                                                     -----------

Commitments and contingencies (Note 11)

Stockholders' equity
     Common stock, no par value, 2,000 shares authorized;
         200 shares issued and outstanding                                                                 2,000
     Retained earnings                                                                                 9,642,793
                                                                                                     -----------

                                                                                                       9,644,793
                                                                                                     -----------

                                                                                                     $24,327,917
                                                                                                     ===========





  The accompanying notes are an integral part of these financial statements.

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                  STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                                     FOR THE               FOR THE
                                                                                     24-WEEK               52-WEEK
                                                                                   PERIOD ENDED          PERIOD ENDED
                                                                                   DECEMBER 9,             JUNE 24,
                                                                                       1993                  1993
                                                                                     --------              --------

Revenue:
     Cookie and beverage sales                                                    $   9,564,713         $  21,346,434
     Batter sales to franchisees                                                      4,312,345             8,712,123
     Franchise royalties                                                              1,791,541             3,808,097
     Franchise sales - existing and new stores                                          429,592             1,421,823
     Sales discounts - net                                                              (28,353)              (86,346)
                                                                                  -------------         -------------

     Total revenue                                                                   16,069,838            35,202,131
                                                                                  -------------         -------------

Operating expenses:
     Cost of goods sold                                                               7,537,256            16,757,673
     Retail store occupancy                                                           2,746,798             5,851,132
     Selling, general and administrative expenses                                     3,616,023             7,912,896
                                                                                  -------------         -------------

     Total operating expenses                                                        13,900,077            30,521,701
                                                                                  -------------         -------------

Other (income) expenses, net
     Interest (income)                                                                  (45,430)              (76,109)
     Interest expense                                                                   348,921               561,810
     Amortization of deferred loan costs                                                 50,107                18,459
                                                                                  -------------         -------------

     Total other (income) expenses, net                                                 353,598               504,160
                                                                                  -------------         -------------

Income before taxes                                                                   1,816,163             4,176,270

State income taxes                                                                       27,616                87,265
                                                                                  -------------         -------------

Net income                                                                            1,788,547             4,089,005

Retained earnings, beginning of period                                                9,642,793             7,643,788

Dividends                                                                              (900,196)           (2,090,000)
                                                                                  -------------         -------------

     Retained earnings, end of period                                             $  10,531,144         $   9,642,793
                                                                                  =============         =============

Unaudited pro forma data (Note 15)
     Income before provision for income taxes                                     $   1,788,547         $   4,089,005
     Provision for income taxes                                                         690,000             1,604,000
                                                                                  -------------         -------------

     Pro forma net income                                                         $   1,098,547         $   2,485,005
                                                                                  =============         =============





  The accompanying notes are an integral part of these financial statements.

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                           STATEMENT OF CASH FLOWS



                                                                                          FOR THE             FOR THE
                                                                                          24-WEEK             52-WEEK
                                                                                        PERIOD ENDED        PERIOD ENDED
                                                                                        DECEMBER 9,           JUNE 24,
                                                                                            1993                1993
                                                                                          --------            --------
Cash flows from operating activities
   Net income                                                                         $  1,788,547        $  4,089,005
   Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation                                                                       571,993           1,231,134
        Amortization of deferred loan costs                                                 50,107              18,459
        Provision for losses on accounts receivable                                              -              24,415
        Gain on sale of property and equipment                                             (44,894)           (601,707)
        Net increase in accrued straight-line minimum
         rent receivable and payable                                                       132,837                   -
        Other noncash charges                                                                3,170                   -
        Changes in assets and liabilities
         (Increase) decrease in accounts receivable                                       (186,486)           (369,881)
         (Increase) decrease in inventory                                                  (92,417)             32,157
         (Increase) decrease in prepaid expenses                                           869,587            (156,284)
         (Increase) in deposits                                                             (2,618)             (5,163)
         Increase (decrease) in accounts payable                                           (31,008)            389,607
         Increase (decrease) in payroll and sales taxes
            payable                                                                        (39,820)             (3,821)
         Increase (decrease) in accrued expenses                                          (418,920)            295,305
         Increase in deposits                                                               21,332              84,067
                                                                                      ------------        ------------

         Net cash provided by operating activities                                       2,621,410           5,027,293
                                                                                      ------------        ------------

Cash flows from investing activities
   Acceptance of notes receivable                                                                -                   -
   Acceptance of receivable from stockholders, net                                         (18,553)        (11,011,269)
   Payments received on notes receivable                                                    26,559             137,128
   Payments received on receivables from stockholders                                    1,200,000           1,000,000
   Proceeds from sales and disposals of property
      and equipment                                                                        306,183           1,141,063
   Acquisitions of property and equipment, including net
      (increase) decrease in construction in progress, net of
      construction deposits received from franchisees                                     (996,596)         (2,139,555)
                                                                                      ------------        ------------

         Net cash provided by (used for)
            investing activities                                                           517,593         (10,872,633)
                                                                                      ------------        ------------

Cash flows from financing activities
   Payment of deferred loan costs                                                                -            (147,671)
   Proceeds from issuance of long-term debt                                                      -          11,700,000
   Principal payments on long-term debt                                                 (3,970,000)         (2,689,266)
   Dividends paid                                                                         (900,196)         (2,090,000)
                                                                                      ------------        ------------

         Net cash provided by (used for)
            financing activities                                                        (4,870,196)          6,773,063
                                                                                      ------------        ------------

      Net increase (decrease) in cash                                                   (1,731,193)            927,723

Cash, beginning of period                                                                3,186,907           2,259,184
                                                                                      ------------        ------------

Cash, end of period                                                                   $  1,455,714        $  3,186,907
                                                                                      ============        ============

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                                                                                      FOR THE            FOR THE
                                                                                      24-WEEK            52-WEEK
                                                                                   PERIOD ENDED       PERIOD ENDED
                                                                                    DECEMBER 9,         JUNE 24,
                                                                                       1993               1993
                                                                                     --------           --------

Supplemental disclosures of cash flows information
   Cash paid during the period for
      Interest                                                                      $  336,020          $ 524,914
                                                                                    ==========          =========


      Income taxes                                                                      26,133             99,966
                                                                                    ==========          =========



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the fiscal year ended June 24, 1993, a note receivable in the face amount of $57,219 was received from B & J Cookie Company in connection with the sale of the Company-operated Richland Fashion Mall store.

During the twenty-four weeks ended December 9, 1993, a note receivable in the face amount of $160,000 was received from Jeffrey Bernstein in connection with the sale of the Company-operated Villa Linda Mall store.





  The accompanying notes are an integral part of these financial statements.

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Original Great American Chocolate Chip Cookie Company, Inc. (the "Company") is in the business of franchising cookie stores and manufacturing cookie batter which is sold to Company and franchised retail stores.

         FISCAL YEAR END
         The Company's fiscal year ends on the last Thursday in the month of June.

         STORE OPENING AND CLOSING COSTS
         The non-capital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year in which they are incurred. When a store is closed, the remaining investment in leasehold improvements, net of expected salvage, is expensed.

         INVENTORY
         Inventory is valued at the lower-of-cost or market with cost determined on the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT
         Property and equipment is carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed, and the related accumulated depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the income statement.

         Depreciation is provided using both straight-line and accelerated methods over the estimated useful lives of the assets which are as follows:

              Furniture, fixtures and equipment                          5-7 years
              Vehicles                                                   3-5 years
              Leasehold improvements                                     life of the related lease

         INVESTMENT
         The investment consists of silver coins, stated at cost, which approximates fair market value.

         LOAN COSTS
         Loan costs have been capitalized and are being amortized on a straight-line basis over sixty months, the life of the related loan.

         REVENUE RECOGNITION
         Franchise license fee revenues are recognized at the time that all Company obligations regarding the franchise have been met. Revenues related to cookies and beverages are recognized at the point of sale. Revenues from the sale of batter are recognized at the time of shipment.

         LEASES
         The Company has various operating lease commitments on both Company-operated and franchised store locations and equipment. Operating leases with escalating payment terms, including leases underlying subleases with franchisees, are expensed on an straight-line basis over the life of the related lease.

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS



         INCOME TAXES
         The Company has elected to be treated as an "S" corporation for tax reporting purposes. As such, the taxes on income are paid by the stockholders rather than by the corporation, except in those states which do not recognize "S" corporation status. In connection with a subsequent change in ownership (see Note 14), the Company terminated its "S" Corporation status (see Note 15).

         EARNINGS PER SHARE
         Earnings per share are not presented as such information is not meaningful due to a subsequent change in ownership. (See Note 14).

         RECLASSIFICATIONS
         Certain fiscal year 1993 amounts have been reclassified to conform to presentation for the twenty-four week period ended December 9, 1993.


2.       CREDIT RISK

         The Company maintained cash deposits in excess of federally insured limits at June 24, 1993 of approximately $2,721,000.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                                                    JUNE 24,
                                                                                                      1993
                                                                                                    --------
              Trade                                                                                $ 1,409,019
              Due from affiliates                                                                       38,754
                                                                                                   -----------

                                                                                                     1,447,773
              (Less) Allowance for doubtful accounts                                                   (46,000)
                                                                                                   -----------

                                                                                                   $ 1,401,773
                                                                                                   ===========



4.       INVENTORY

         The major components of inventory are as follows:

                                                                                                     JUNE 24,
                                                                                                       1993
                                                                                                     --------
              Raw ingredients                                                                      $   208,123
              Batter, including retail stores                                                          388,818
              Paper goods and marketing supplies                                                       353,622
              Equipment held for resale                                                                105,359
              Beverage syrup                                                                            56,215
                                                                                                   -----------

                                                                                                   $ 1,112,137
                                                                                                   ===========


       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS



5.       PREPAID EXPENSES

         Prepaid expenses consist of the following:

                                                                                                     JUNE 24,
                                                                                                       1993
                                                                                                     --------
              Rent                                                                                   $911,312
              Architect fees                                                                           28,646
              Insurance                                                                                11,635
              Interest                                                                                 12,900
              Maintenance contracts                                                                     4,774
              Other                                                                                     1,205
                                                                                                     --------

                                                                                                     $970,472
                                                                                                     ========

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS



6.       NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                                                                  JUNE 24,
                                                                                                    1993
                                                                                                  -------
         B & J  Cookie Company  - Note dated June 4, 1993 for $57,219; with monthly principal payments of $1,000  plus interest at 9%.  Due May, 1998.  Secured by assets of
            cookie system facility operated by B & J Cookie Company.                              $ 57,219

         The Cookie Connection, Inc. - Note dated October 14, 1990 for $18,331; with monthly payments of principal and interest of $500; interest at  prime plus 2% (but not
            less than 9.75%). Matured October 1992.                                                  9,345

         Jerman Cookie  Company, Inc. -  Note dated August 30, 1990 for $128,000; with monthly principal payments of $1,524 plus interest at prime plus 2% (but not less than
            9.75%).  Due October, 1997.                                                             57,714

         Jerman Cookie Company, Inc. - Note dated November 8, 1991 for $48,000; with monthly principal payments of $1,000 plus interest at prime plus 2% (but not less than
            9.75%). Due November, 1995.                                                             29,000
                                                                                                  --------
                                                                                                   153,278

         Less current portion                                                                       50,628
                                                                                                  --------

                                                                                                  $102,650
                                                                                                  ========


         The aggregate maturities of the notes receivable are as follows:

                               FISCAL YEARS
                               ENDING JUNE
                               -----------
                                   1994                                                           $ 50,628
                                   1995                                                             42,288
                                   1996                                                             35,286
                                   1997                                                             14,857
                                   1998                                                             10,219
                                                                                                  --------

                                                                                                  $153,278
                                                                                                  ========

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


7.       RECEIVABLES FROM STOCKHOLDERS

         The receivables from stockholders at June 24, 1993 in the amount of $10,309,769 are due on demand and bear no interest.


8.       ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                                                                      JUNE 24,
                                                                                                        1993
                                                                                                      --------
              Construction expenses                                                                $   200,562
              Income taxes                                                                              14,650
              Insurance                                                                                105,384
              Interest                                                                                  28,008
              Miscellaneous                                                                             20,686
              Professional fees                                                                         98,701
              Property taxes                                                                            67,131
              Rents                                                                                     32,752
              Salaries and bonuses                                                                     537,792
              Sales taxes                                                                              157,905
              Travel expenses                                                                           20,499
              Vacation                                                                                  39,586
                                                                                                   -----------

                                                                                                   $ 1,323,656
                                                                                                   ===========


9.       PROFIT-SHARING PLAN

         The Company provides a defined contribution profit-sharing plan for all employees meeting certain requirements. Contributions to the plan are at the discretion of management. Contributions totaling $100,000 were made to the plan for the twenty-four week period ended December 9, 1993. For the fifty-two week period ended June 24, 1993, contributions to the plan totaled approximately $94,000.

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


10.      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                        JUNE 24,
                                                                                          1993
                                                                                          ----

         Payable in quarterly installments of  $585,000, plus interest payable monthly at prime  plus 1.375%; all unpaid principal together with accrued and unpaid interest is due and  payable on November 12, 1997;
            secured by tangible assets, intangible assets, including  but not limited to, franchise rights, licensing agreements, and trademarks, and a pledge of the stock of the Company and Georgia Cookies, Inc., a
            corporation under similar ownership as the Company.                        $  10,530,000
                                                                                       -------------

                                                                                          10,530,000
         Less current portion of long-term debt                                            2,340,000
                                                                                       -------------

                                                                                       $   8,190,000
                                                                                       =============


         The Company is subject to certain covenants provided for under its loan agreement, including maintenance of certain levels of tangible net worth, fixed charge coverages, and interest charge coverages. Additionally, capital expenditures and distributions to stockholders are restricted. If a violation of a restrictive covenant occurs, the lender has the right to accelerate the due date of the loan. Subsequent to June 24, 1993, the Company is in violation of certain covenants; however, the lender has provided a waiver of default on these covenants.

         The aggregate maturities of the debt in each of the years subsequent to June 24, 1993 are as follows:

                        FISCAL YEARS
                        ENDING JUNE
                        -----------

                           1994                                                        $   2,340,000
                           1995                                                            2,340,000
                           1996                                                            2,340,000
                           1997                                                            2,340,000
                           1998                                                            1,170,000
                                                                                       -------------

                                                                                       $  10,530,000
                                                                                       =============


         The term note for $10,530,000 requires the Company to make mandatory prepayments in addition to the quarterly installments.
         The required prepayments are due every six months commencing December 31, 1993 and shall be an amount equal to the greater of twenty-five percent of excess cash flow or fifty percent of the excess company store gains over $2,000,000, as defined in the loan agreement.

         The Company has available a $1,000,000 line-of-credit agreement expiring on October 15, 1993. Interest is payable monthly at the prime rate plus 1.375%. The line is cross-collateralized with the term loan. There were no borrowings under the agreement as of or for the fifty-two week period ended June 24, 1993.

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS



11.      COMMITMENTS AND CONTINGENCIES

         The Company has various operating lease commitments on both Company-operated and franchised store locations and equipment. These leases contain various provisions for contingent rental payments based on sales volume, and escalating rental payments. The effect of the escalating payments is included in the amounts of minimum future rental payments. The annual minimum rental obligations are as follows:

              FISCAL PERIOD                                                     SUBLEASES TO
               ENDING JUNE                                     LEASES            FRANCHISEES            NET
               -----------                                     ------            -----------            ----
                 1994                                       $  7,706,481        $  4,369,004        $  3,337,477
                 1995                                          7,162,600           3,990,289           3,172,311
                 1996                                          6,648,473           3,639,095           3,009,378
                 1997                                          6,183,784           3,341,509           2,842,275
                 1998                                          5,637,699           3,008,620           2,629,079
                 Thereafter                                   13,323,932           7,476,577           5,847,355
                                                            ------------        ------------        ------------

                                                            $ 46,662,969        $ 25,825,094        $ 20,837,875
                                                            ============        ============        ============


         For the twenty-four week period ended December 9, 1993, gross rent expense (including mall pass-through charges) was approximately $5,310,500 and sublease income (including mall pass-through charges) was approximately $3,753,400. For the fifty-two week period ended June 24, 1993, gross rent expense (including mall pass-through charges) was approximately $10,216,000, and sublease income (including mall pass-through charges) was approximately $6,968,000.

         The Company is committed to purchases of certain raw materials from various suppliers over the next year at a fixed price. At June 24, 1993, these purchase commitments totaled approximately $1,656,000.

         The Company is a defendant in various legal proceedings with former franchisees of the Company, alleging breaches of contract and certain other claims. Although the ultimate disposition of these proceedings are not presently determinable, management does not believe that an adverse determination in any of these proceedings will have an adverse material effect upon the financial condition or results of operations of the Company.


12.      RELATED PARTY TRANSACTIONS

         The Company sells its batter, ingredients, and paper products to, subleases store space to, and receives franchise royalties of 7% of sales from Georgia Cookies, Inc., a company with similar ownership as the Company.


         Franchise royalties received from Georgia Cookies, Inc. for the twenty-four week period ended December 9,1993 totaled $162,500 and for the fifty-two week period ended June 24, 1993 totaled $352,720. Management fees received from and training facility fees paid to this related party for the twenty-four week period ended December 9, 1993 totaled $15,500 and $15,000, respectively. Such fees for the fifty-two weeks ended June 24, 1993 totaled $37,200 and $36,000. Initial license fees and sublease rental payments received from this related party during the twenty-four week period ended December 9, 1993 were $50,000 and $346,400, respectively. For the fifty-two weeks ended June 24, 1993 such fees and sublease payments were approximately $40,000 and $595,000, respectively.

         Batter sales to Georgia Cookies, Inc. were approximately $422,000 for the twenty-four week period ended December 9, 1993. Batter sales for fiscal 1993 to Georgia Cookies, Inc. were approximately $900,000. Batter sales

       THE ORIGINAL GREAT AMERICAN CHOCOLATE CHIP COOKIE COMPANY, INC.

                        NOTES TO FINANCIAL STATEMENTS


         to other related parties for the twenty-four week period ended December 9, 1993 and the fifty-two week period ended June 24, 1993 were approximately $210,000 and $382,000, respectively.

         The Company leases its office space and various equipment under operating leases from Sunbelt Investments and TOGA Leasing, entities controlled by the Company's stockholders. Total lease payments to these entities for the twenty-four week period ended December 9, 1993 were approximately $87,000 and were approximately $269,000 for the fifty-two week period ended June 24, 1993.


13.      COMPANY AND FRANCHISED STORES

         During the twenty-four weeks ended December 9, 1993, Company stores had revenues of $9,564,700 and costs of $8,048,800. During the fiscal year ended June 24, 1993 Company stores had revenues of $21,346,434 and costs of $19,650,910.

         During the twenty-four week period ended December 9, 1993, the Company acquired one store from a franchisee. In addition, during the period, the Company sold 10 new franchises, including two to Georgia Cookies, Inc. and six existing stores, to franchisees. The Company bought three stores from franchisees during the fifty-two week period ended June 24, 1993. In addition, the Company sold 15 franchises and 6 existing stores during fiscal year 1993.


14.      SUBSEQUENT EVENT

         Subsequent to December 9, 1993 the Company's stockholders sold all outstanding common stock of The Original Great American Chocolate Chip Cookie Company, Inc. and substantially all assets of three related entities (Georgia Cookies, Inc., TOGA Leasing and Sunbelt Investments) to a group of unrelated investors. The existing stockholders will own 12% of the common stock of the parent company, Cookies USA, Inc. Closing of the transaction occurred on December 10, 1993.

         In connection with the acquisition, the new Company will issue debt totaling $40 million upon final closing of the acquisition. As part of the agreement, the stockholders liquidated the outstanding balance of the term loan with First Union National Bank of Georgia.


15.      PRO FORMA PROVISION FOR INCOME TAXES (UNAUDITED)

         As described in Note 1, the Company was not subject to federal income taxes and was only subject to certain state income taxes. The pro forma data presented on the Statements of Income and Retained Earnings reflects estimated income taxes as if the Company were subject to federal and state income taxes for the periods shown.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        NAME                   AGE                             POSITION                               SINCE
                        ----                   ---                             --------                               -----

        Michael J. Coles  . . . . . . .         52    Chairman of the Board, Secretary and Vice President              1977

        Arthur S. Karp  . . . . . . . .         58    Director                                                         1977

        Adam E. Max . . . . . . . . . .         38    Director, Vice President                                         1993

        Thomas H. Quinn . . . . . . . .         48    Director                                                         1993

        David W. Zalaznick  . . . . . .         41    Director                                                         1993

        David B. Barr . . . . . . . . .         33    President, Chief Financial Officer, and Treasurer                1996

        Thomas H. Lynch . . . . . . . .         57    Executive Vice President - Store Development                     1984

        W. James Squire, III  . . . . .         49    Senior Vice President - Franchise Sales                          1993

        Betty W. Ansley . . . . . . . .         67    Vice President - Administration and Assistant Secretary          1978

        Daniel L. Breault . . . . . . .         47    Vice President - Store Operations                                1996

         MICHAEL J. COLES is a co-founder of the Company and has served as Director, Chairman of the Board, Vice President, and Secretary since June 1977. Mr. Coles began his career in retail sales 30 years ago, and prior to founding the Company, he was active with several different wholesale and retail concerns. Mr. Coles is currently a director of Merit Holdings, Inc., the Vice Chairman of the Board of Directors of the Charter Bank and Trust Company, and a director and member of the executive committee of Kennesaw State College.

         ARTHUR S. KARP is a co-founder of the Company and has served as a Director since June 1977. From 1984 to 1991, Mr. Karp was a director of the International Franchise Association ("IFA") and in 1990 served as chairman of that organization. Mr. Karp served as President of the Company from June 1977 until December 1995.

         ADAM E. MAX has been a Director and Vice President of the Company since December 1993. Mr. Max has been a partner at The Jordan Company since 1986. The Jordan Company's partners and affiliates structure and invest in acquisitions of private companies. Mr. Max also serves as a Director of Rockshox, Inc. and other private companies.

         THOMAS H. QUINN has been a Director of the Company since December 1993. Mr. Quinn currently serves as the President and Chief Operating Officer of Jordan Industries, Inc., positions which he has held since 1988. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor Co. and Welcome Home, Inc. as well as other privately held companies.

         DAVID W. ZALAZNICK has been a Director of the Company since December 1993. Mr. Zalaznick has been a managing partner at The Jordan Company since 1982 and Jordan/Zalaznick Capital Co. since 1985. Mr. Zalaznick also is a Director of Jordan Industries, Inc., American Safety Razor Company, Carmike Cinemas, Inc., Marisa Christina, Inc. and Apparel Ventures, Inc. as well as other privately held companies.

         DAVID B. BARR was promoted to President of the Company in May 1996. Mr. Barr joined the Company in May 1994 as Vice-President-Finance, Chief Financial Officer, and Treasurer and, in June 1995, assumed responsibilities for operations and development as Executive Vice President of Operations. From March 1991 to May 1994, Mr. Barr was a division finance manager for Pizza Hut, Inc., a subsidiary of PepsiCo. Prior to that, from January 1986 until March 1991, he was with Price Waterhouse, last serving as an audit manager. Mr. Barr is a certified public accountant.

         THOMAS H. LYNCH has been employed by the Company since 1981. He currently serves as Executive Vice President- Store Development, a position that he has held since 1984. Prior to joining the Company, Mr. Lynch held senior management positions with General Foods, including the supervision of over 300 retail food sites of the Burger Chef chain. In his present capacity, Mr. Lynch is responsible for negotiating new leases and renewal terms for expiring leases and overseeing the construction and equipping of new stores.

         W. JAMES SQUIRE, III joined the Company in 1993 as Senior Vice President-Franchise Sales, and oversees the Company's franchising efforts domestically and internationally. A current board member of the International Franchise Association, he is also currently chairman of the Southeast Franchise Forum. Mr. Squire, a Certified Franchise Executive, was president of Franchise Marketing, Inc. prior to joining the Company. He also held senior management positions with Arby's, Inc. from 1987 through 1991 including group vice president of the franchise division.

         BETTY W. ANSLEY has been an employee of the Company since 1978. She currently serves as the Company's Vice President-Administration and Assistant Secretary. Prior to joining the Company, Ms. Ansley was a vice president with a retail fashion company.

         DANIEL L. BREAULT joined the Company in January 1996 as Vice President-Store Operations. Prior to joining the Company, Mr. Breault was a Director of Operations for Pizza Hut, Inc., a subsidiary of PepsiCo, with operations responsibilities for approximately 100 retail stores. Prior to that, from 1973 until 1992, Mr. Breault worked in Operations and Development for one of the largest Pizza Hut, Inc. franchise groups.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table discloses compensation earned by the Company's executive officers for the fiscal year ended June 30, 1996:

                                                                                            ALL OTHER
                                                   ANNUAL COMPENSATION                    COMPENSATION($)
                NAME AND                   -----------------------------------     ----------------------------------
             PRINCIPAL POSITION                YEAR    SALARY($)    BONUS($)       NON-COMPETE   BONUS(5)     OTHER
  -----------------------------------------    ----    ---------    --------       -----------   -----        -------
  Michael J. Coles  . . . . . . . . . . . .  1996(1)   $150,000    $        -         $100,000   $      -  $ 5,856(6)
      Chairman of the Board                                                                                  4,206(7)
                                             1995(1)    150,000             -          100,000          -    5,729(6)
                                                                                                             5,998(7)
                                             1994(2)    323,654       181,750           55,769    750,000    8,041(6)
                                                                                                             7,400(7)

  Arthur S. Karp  . . . . . . . . . . . . .  1996(1)   $ 69,808    $        -         $ 44,022   $      -  $ 2,590(6)
      Director(8)                                                                                            4,206(7)
                                             1995(1)    150,000             -          100,000          -    5,729(6)

                                                                                                             5,998(7)

                                             1994(2)    323,654       388,500           55,769    750,000   28,146(6)

                                                                                                             7,400(7)


  David B. Barr . . . . . . . . . . . . . .  1996(1)   $141,673    $        -         $      -   $      -  $ 5,856(6)
      President, Chief Financial Officer,    1995(1)    123,846        35,000                -          -    5,729(6)
      and Treasurer(3)                       1994(2)      9,231             -                -          -      509(6)



  Thomas H. Lynch . . . . . . . . . . . . .  1996(1)   $127,080    $        -         $      -   $      -  $ 5,856(6)
      Executive Vice President-                                                                              4,206(7)
      Store Development                      1995(1)    127,080        40,000                -          -    6,729(6)
                                                                                                             5,590(7)
                                             1994(2)    127,403        40,000                -     50,000    6,593(6)
                                                                                                             6,800(7)

  W. James Squire, III  . . . . . . . . . .  1996(1)   $100,000    $   56,000         $      -   $      -  $ 5,856(6)
      Senior Vice President-                                                                                 3,084(7)
      Franchise Sales(4)                     1995(1)    100,000        10,000                -          -    5,729(6)
                                                                                                             4,472(7)
                                             1994(2)    101,923             -                -          -    5,538(6)

________________________
Footnotes:
(1)   Represents 52 fiscal weeks.
(2)   Represents 53 fiscal weeks.
(3)   Employment commenced May 31, 1994.
(4)   Employment commenced March 29, 1993.
(5)   Special nonrecurring acquisition related bonus.
(6)   Represents premiums paid for health, life & disability insurance
(7)   Allocated contribution to Profit Sharing Plan
(8)   Employment as President ceased on December 10, 1995

Employment Agreements

         In connection with the Acquisition, the Company entered into Employment Agreements with Mr. Coles and Mr. Karp (the "Employees"). The Employment Agreements provide that the Employees will be employed for an initial term of five years, although either of the Employees or the Company may terminate the Employment Agreement by written notice given 60 days in advance of the end of each year of employment. Pursuant to these termination provisions, Mr. Karp's employment with the Company ceased on December 10, 1995.

         Under each Employment Agreement, the Employees received a payment upon signing of $750,000 and will receive during the term of employment a salary of $150,000 and payment in connection with an agreement not to compete of $100,000 per year. In addition to any discretionary bonuses approved by the Board of Directors, each Employee will be entitled to receive an annual bonus of $100,000 to be paid by Cookies USA if the Company advances funds to Cookies USA to permit Cookies USA to pay interest on its Subordinated Notes. The Employment Agreements also provide that each Employee will be entitled to receive a second annual bonus (to a maximum of $350,000, although the Board of Directors may increase the amount to be paid or declare a bonus in its sole discretion) of 35% of the amount by which the annual consolidated Operating Cash Flow of Cookies USA exceeds the following amounts for each respective year:

                                                                             FISCAL YEAR
                                                      --------------------------------------------------
                                                      1994        1995       1996       1997        1998
                                                      ----        ----       ----       ----        ----
                                                                        ($ IN MILLIONS)

    Operating cash flow   . . . . . . . . . . .       $10.5      $12.0       $13.7      $16.4       $18.8

The annual consolidated Operating Cash Flow of Cookie USA for fiscal 1994, 1995 and 1996 did not exceed the above described noted targets and an additional bonus was not paid.

         If one of the Employees, such as Mr. Karp on December 10, 1995, ceases employment for any reason, he will be entitled to receive a bonus, if earned, in respect to the then current fiscal year and the two fiscal years thereafter. The Company is not required in any event to pay a bonus with respect to any fiscal year ending after 1998.

         The Employment Agreements define "Operating Cash Flow" as the consolidated net income of Cookies USA and its subsidiaries for each fiscal year, computed in accordance with generally accepted accounting principles consistently applied, and then, to the extent reflected in computing such net income, (i) adding back the amounts charged for net interest expense, income taxes, depreciation and amortization, the non-cash portion of any charges to net income for rental charges under FAS 13 and for employee compensation, benefits or stock plans (excluding recurring period-end accruals for employee compensation and benefits), the cash charges to income for employee compensation arising out of stock appreciation rights or other similar plans and stock option plans and the amounts paid for directors and management fees and amounts paid under the Employment Agreement as bonuses and (ii) deducting any cash charges incurred by the Company or Cookies USA, but not reflected in net income on account of (a) employee benefit or compensation plans (excluding recurring period-end accruals for employee compensation and benefits) and excluding cash payments on account of stock appreciation rights and stock plans, and (b) rental charges under FAS 13, all as reflected in Cookies USA's financial statements certified by its regular auditors in accordance with generally accepted accounting principles and practices consistently applied, which shall include in consolidated net income gains and losses from sales of Company- operated stores or franchises sold to franchisees. Gains and losses from the sale of other capital assets and any other extraordinary gains or losses shall be excluded in determining net income, provided that the grant or sale of one or more franchises or licenses by the Company applicable to a territory not included in the United States or its possessions will not be deemed an extraordinary gain, and gains and losses from such sales will be included in computing consolidated net income. Income or costs attributable to the amortization of the purchase price premium and acquisition and closing costs incurred in the consummation of the offering of the Notes and Acquisition will be excluded in determining net income.

         Each Employment Agreement contains a provision that prohibits the Employee from competing with the Company and Cookies USA or revealing confidential Company information during the term of their respective Employment Agreement and for a period of three years following the termination of their Employment Agreement.

         Stock Option Agreements. In connection with the Acquisition, Cookies USA entered into Non-Qualified Stock Option Agreements (the "Stock Option Agreements") with each of the Employees. Under the Stock Option Agreements, each of the Employees is granted an option to purchase 5,600 shares of Common Stock of Cookies USA at an exercise price of $2.23 per share. Once vested, the options may be exercised any time until the tenth anniversary of their issuance. Upon consummation of the Acquisition and (a) after the exercise of warrants to purchase 8% of the Common Stock of Cookies USA issued to the purchasers of the Notes, but before the conversion of the Senior Preferred Stock, the shares of Common Stock issuable under the Stock Option Agreements would represent 11.1% of the Cookies USA Common Stock, and (b) after (i) exercise of such warrants and (ii) conversion of the Senior Preferred Stock, the shares of Common Stock issuable under the Stock Option Agreements would equal 9.9% of the Cookies USA Common Stock.

         The options will become vested at the rate of 20% per year for each fiscal year in which Cookies USA's consolidated Operating Cash Flow (as defined in the Employment Agreements) equals or exceeds the following amounts for each respective year:

                                                                             FISCAL YEAR
                                                      --------------------------------------------------
                                                      1994        1995       1996       1997        1998
                                                      ----        ----       ----       ----        ----
                                                                        ($ IN MILLIONS)

    Operating cash flow   . . . . . . . . .          $10.5       $12.0      $13.7      $16.4       $18.8

         Notwithstanding the foregoing, (i) if Cookies USA's cumulative consolidated Operating Cash Flows exceeds $22,498,000 by the end of fiscal year 1995, a total of 40% of the options will become vested, (ii) if such cash flow exceeds $36,189,000 by the end of fiscal year 1996, a total of 60% of the options will become vested, (iii) if such cash flow exceeds $52,574,000 by the end of fiscal year 1997, a total of 80% of the options will become vested and
(iv) if such cash flow exceeds $71,326,000 by the end of fiscal year 1998, 100% of the options will become vested. All the options will vest upon the occurrence of a business combination (as defined in the Stock Option Agreements) if such business combination occurs within five years from the date of Acquisition. Each Stock Option Agreement provides that vesting will continue even if the Employee ceases to be employed by the Company. In addition, the Board of Directors of the Company may waive the foregoing vesting schedule at any time at their discretion.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Great American Cookie is a wholly-owned subsidiary of Cookies USA, Inc. The following table sets forth the person known by the Company to be the beneficial owner of more than 5% of Great American Cookie's Common Stock.

                                                   SHARES OF
                                                   OWNERSHIP
NAME                                         OF GREAT AMERICAN (1)                  PERCENT
- ----                                         ------------------                   -----------
Cookies USA, Inc.                                     210                           100%
    9 West 57th Street
    New York, NY  10019

         The following table sets forth a list of the beneficial ownership of Great American Cookie's Common Stock owned by the directors and executive officers of Great American Cookie:

                                                   SHARES OF
                                                   OWNERSHIP
NAME                                         OF GREAT AMERICAN (1)                          PERCENT
- -----                                        ------------------                           -----------

Mr. Michael J. Coles                                   0                                       0%
Mr. Arthur S. Karp                                     0                                       0%
Mr. Adam E. Max                                        0                                       0%
Mr. Thomas H. Quinn                                    0                                       0%
Mr. David W. Zalaznick                                 0                                       0%
Mr. David B. Barr                                      0                                       0%
Mr. Thomas H. Lynch                                    0                                       0%
Mr. W. James Squire, III                               0                                       0%
Ms. Betty W. Ansley                                    0                                       0%
Mr. Daniel L. Breault                                  0                                       0%
All directors and executive
  officers as a group (10 persons)                     0                                       0%


- -----------------
(1)All of the directors of the Company are also directors of Cookies USA and own Common Stock of Cookies USA (82,800 shares outstanding) as follows: Mr. Coles owns 5,400 shares, Mr. Karp owns 5,400 shares, Mr. Max owns 3,189 shares, Mr. Quinn owns 3,600 shares, and Mr. Zalaznick owns 5,352 shares. Other stockholders of Cookies USA include affiliates of Jordan (as hereinafter defined) and before (i) the conversion of the Senior Preferred Stock of Cookies USA, Inc., (ii) the issuance of shares of Common Stock of Cookies USA pursuant to the Stock Option Agreements (as hereinafter defined) or (iii) the exercise of the warrants held to purchase Common Stock of Cookies USA such affiliates of Jordan own 84.51% of the Cookies USA Common Stock. See "Item 13. Certain Relationships and Related Transactions".


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Acquisition. The Jordan Company ("Jordan") formed Cookies USA to acquire, through a series of transactions, 100% of the common stock of the Company and related assets for $55.0 million, consisting of $44.5 million in cash (of which $6.5 million was used to pay existing Company indebtedness) and $10.5 million of 6% Cumulative Convertible Senior Preferred Stock of Cookies USA (the "Senior Preferred Stock"). Cookies USA raised a portion of the cash price by selling $10.0 million of its Subordinated Notes (the "Subordinated Notes"), $2.5 million of its Junior Class A Preferred Stock ("Junior Class A Preferred Stock"), $750,000 of its Junior Class B Preferred Stock ("Junior Class B Preferred Stock") and $250,000 of Common Stock primarily to affiliates of Jordan and to Michael Coles and Arthur Karp, the sole stockholders of the Company before the Acquisition (the "Selling Stockholders"). The cash proceeds from the sale of such securities were used to purchase from the Company newly issued shares of its common stock that constituted a majority of the stock of the Company then outstanding. The Company used a portion of the cash invested by Cookies USA and the proceeds of the Series A Notes to redeem a portion of the shares of its common stock owned by the Selling Stockholders, all as provided in the Stock Purchase and Redemption Agreement among the Company, the Selling Stockholders and Cookies USA (the "Purchase Agreement"). The Company also used such proceeds to pay fees and expenses of the offering of the Series A Notes and the Acquisition and for working capital. (During the twenty-nine week period ended June 30, 1994, the Company's noteholders exchanged unregistered Series A Notes for registered Series B Notes with identical terms and face value.)

         In addition, as part of the Acquisition, other entities owned by the Selling Stockholders, Georgia Cookies, TOGA Leasing and Sunbelt Investments (the "Affiliated Entities") transferred certain other assets related to the operations of the Company (the "Related Assets"), and the Selling Stockholders transferred the remaining shares of Common Stock of the Company to Cookies USA in exchange for the shares of the Senior Preferred Stock as provided in the Subscription Agreement among Cookies USA, the Selling Stockholders and the Affiliated Entities (the "Subscription Agreement"). The Related Assets consisted of 13 franchised units operating in Georgia in addition to the land, building and equipment which are used by the Company for its operations and administration subject to liabilities as going concern. Upon consummation of the transactions contemplated by the Subscription Agreement, Cookies USA contributed such Related Assets to the Company. Following these transactions, the Company became the wholly-owned subsidiary of Cookies USA.

         Affiliates of Jordan purchased the Subordinated Notes, the Junior Class A Preferred Stock, and the majority of the Junior Class B Preferred Stock. Affiliates of Jordan as well as the Selling Stockholders and others purchased Cookies USA Common Stock. Upon consummation of the Acquisition and before (i) the conversion of the Senior Preferred Stock, (ii) the issuance of shares of Common Stock of Cookies USA pursuant to the Stock Option Agreements (as hereinafter defined) or (iii) the exercise of the warrants held to purchase Common Stock of Cookies USA, affiliates of Jordan own 84.51% of the Cookies USA Common Stock.

         Closing Expenses. In connection with the Acquisition, the Company paid certain legal and other out-of-pocket expenses incurred by Messrs. Coles and Karp aggregating approximately $158,000.

         Investment Banking, Management Services and Directors' Fees. In connection with the consummation of the Acquisition, the Company paid to Jordan an investment banking fee of $1.0 million and reimbursed its expenses in connection with the Acquisition. In addition, Cookies USA and TJC Management Corp. ("TJC"), an affiliate of Jordan, entered into an agreement pursuant to which TJC or its designee will provide management services to the Company upon consideration of the payment of certain fees, not to exceed $300,000 per annum, and expenses. The Indenture also permits the Company, through Cookies USA, to pay directors fees and certain fees to Jordan in connection with future capital transactions.

         Tax Sharing Agreement. In connection with the consummation of the Acquisition, the Company and Cookies USA entered into an agreement pursuant to which the Company will pay to Cookies USA an amount equal to the net tax liability of the Company and its subsidiaries.

         Certain Franchises. Mr. Karp, together with members of his family, family trusts, and partnerships and corporations in which members of his family have a beneficial interest, own 11 franchised Great American Cookie outlets.

         Payment on Cookies USA Senior Securities. A portion of the consideration paid in connection with the Acquisition consisted of Cookies USA Senior Preferred Stock and the cash provided by the sale by Cookies USA of its Subordinated Notes, Junior Class A Preferred Stock, Junior Class B Preferred Stock, and Common Stock. The Company is the sole source of any cash to be paid with respect to principal, interest or dividends on such securities.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (A) FINANCIAL STATEMENTS

             (1) See Item 8 "Financial Statements and Supplementary Data" for a
                 list of the financial statements filed as part of this report.

             (2) The following financial statement schedule for the Great
                 American Cookie Company, Inc. is filed as a part of this report


                                                                                                              Page
                                                                                                              ----
                 Schedule II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . .           86


             (3) Exhibits Index

                 The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page 83.

         (B) REPORTS ON FORM 8-K

             The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

                                                   EXHIBIT INDEX

  Exhibit
  Number                                                     Description
  ------                                                     -----------
   3.1     -    Certificate of Incorporation of Great American Cookie Company, Inc., as amended.*
   3.2     -    Bylaws of Great American Cookie Company, Inc.*
   4.1     -    Indenture for the 10 7/8% A Senior Secured Notes due 2001 (the "Series A Notes") and 10 7/8% B Senior
           -    Secured Noted due 2001 (the "Series B Notes") dated as of December 10, 1993, between Great American
                Cookie Company, Inc. and First Trust National Association, as trustee.*
   4.2     -    Form of Series A Note (included in Exhibit No. 4.1).*
   4.3     -    Form of Series B Note (included in Exhibit No. 4.1).*
   4.4     -    Debt Registration Rights Agreement, dated as of December 10, 1993, by and between Great American Cookie
           -    Company, Inc. and purchasers of Series A Notes.*
   4.5     -    Security Agreement, dated as of December 10, 1993, made by Great American Cookie Company, Inc. in favor
           -    of First Trust National Association, as trustee for the holders of Series A Notes and Series B Notes.*
   4.6     -    Trademark Security Agreement, dated as of December 10, 1993, between Great American Cookie Company, Inc.
           -    and First Trust National Association, as trustee for the holders of Series A Notes and Series B Notes.*
  10.1     -    Agreement, dated as of November 19, 1993, by and among The Original Great American Chocolate Chip
           -    Company, Inc., Michael J. Coles, Arthur S. Karp and Cookies USA, Inc.*
  10.2     -    Subscription Agreement, dated as of November 19, 1993, by and between Cookies USA, Inc., Georgia
           -    Cookies, Inc., Sunbelt Investments and TOGA Leasing.*
  10.3     -    Subscription and Stockholders Agreement, dated as of December 10, 1993, among Cookies USA, Inc., and
           -    certain stockholders.*
  10.4     -    Purchase Agreement, dated as of December 10, 1993, between Great American Cookie Company, USA, Inc. and
           -    purchasers of Series A Notes. *
  10.5+    -    Letter Agreement, dated December 10, 1993, by and between Michael J. Coles, Arthur S. Karp and Cookies
           -    USA, Inc. relating, in part, to Employment Agreement and Stock Purchase Agreement.*
  10.6+    -    Non-Qualified Stock Option Agreement, dated as of December 10, 1993, by and between Cookies USA, Inc.
           -    and Arthur S. Karp.*
  10.7+    -    Letter Agreement, dated December 10, 1993, by and between Cookies USA, Inc. and Michael J. Coles
           -    relating to payment of bonuses to Mr. Coles.*
  10.8+    -    Letter Agreement, dated December 10, 1993, by and between Cookies USA, Inc. and Michael J. Coles
           -    relating to payment of bonuses to Mr. Coles.*
  10.9+    -    Employment Agreement, dated December 10, 1993, between Arthur S. Karp and Great American Cookie Company,
           -    Inc.*
  10.10+   -    Employment Agreement, dated December 10, 1993, by and between Michael J. Coles and Great American Cookie
           -    Company, Inc.*
  10.11    -    Income Tax Allocation Agreement, dated December 10, 1993, by and between Great American Cookie Company,
           -    Inc. and Cookies USA, Inc.*
  10.12    -    Executive Tax Indemnity Loan Agreement, dated as of December 10, 1993, by and among Cookies USA, Inc.,
           -    Michael J. Coles and Arthur S. Karp.*
  10.13    -    Standard Franchise Agreement.*
  10.14    -    Abstention Agreement, dated as of December 10, 1993 among Cookies USA, Mezzanine Capital & Income Trust
           -    2001 PLC and affiliates of Jordan.*
  10.15    -    Supplemental Agreement, dated December 10, 1993, by and between Michael J. Coles, Arthur S. Karp, The
           -    Original Great American Chocolate Chip Company, Inc. and Cookies USA, Inc.*
  10.16+   -    Letter agreement, dated December 10, 1993, by and between Cookies USA, Inc. and Arthur S. Karp relating
           -    to payment of bonuses to Mr. Karp.**
  27       -    Financial Data Schedule (for SEC use only).

                *       Incorporated herein by reference to the exhibit of the same number to the Registrant's registration statement on Form S-4 (Registration No. 33-76306) effective with the Commission on
                        June 8, 1994.
                **      Incorporated herein by reference to exhibit of the same number to Registrant's Form 10-K  for the year ended June 30, 1994.
                +       Compensatory  plan  arrangement or management contract required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GREAT AMERICAN COOKIE COMPANY, INC.


Date:  September 27, 1996     By:            /s/ Michael J. Coles
                                   -------------------------------------------
                                       Michael J. Coles, Chairman of the Board
                                            (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         SIGNATURE                         TITLE                                     DATE
                         ---------                         -----                                     ----
 /s/ Michael J. Coles                                 Chairman of the Board                        September 27, 1996
 --------------------------------------------------   (Principal Executive Officer)
 Michael J. Coles                                      and Director


 /s/ David B. Barr                                    President, Chief Financial Officer, and      September 27, 1996
 --------------------------------------------------   Treasurer (Principal Financial Officer)
 David B. Barr


 /s/ Adam E. Max                                      Director                                     September 27, 1996
 --------------------------------------------------
 Adam E. Max


 /s/ Thomas H. Quinn                                  Director                                     September 27, 1996
 --------------------------------------------------
 Thomas H. Quinn

 /s/ David W. Zalaznick                               Director                                     September 27, 1996
 --------------------------------------------------
 David W. Zalaznick

                      GREAT AMERICAN COOKIE COMPANY, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                                                     Retirements
                                                                             -------------------------
                                                                 Balance at     Charged to  Charged
                                                                Beginning of    Costs and     to                    Balance at End
                     Classification                                Fiscal       Expenses    Accounts   Deductions   of Fiscal Period
                     --------------                                ------       --------    --------   ----------   ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

   For the Fifty-Two Fiscal Weeks Ended June 30, 1996.........          0             0           0           0                 0
                                                                  =======       =======     =======     =======         =========

   For the Fifty-Two Fiscal Weeks Ended June 29, 1995.........     21,646             0     (21,646)          0                 0
                                                                  =======       =======     =======     =======         =========

   For the Twenty-Nine Fiscal Weeks Ended June 30, 1994.......     46,000             0           0     (36,168)A          21,646
                                                                  =======       =======     =======      11,814 R       =========
                                                                                                        =======

   For the Twenty-Four Fiscal Weeks Ended December 9, 1993....     46,000             0           0           0            46,000
                                                                  =======       =======     =======     =======         =========




FOOTNOTE LEGEND:

A   Accounts written-off against allowance for doubtful accounts receivable.

R Recovery of accounts written-off against allowance for doubtful accounts receivable.