Form 10-Q
period 1996-09-29
GREAT AMERICAN COOKIE CO INC
filed 1996-11-13
CIK 920110

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

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

    Yes X    No
       -----    -----

================================================================================

                     GREAT AMERICAN COOKIE COMPANY, INC.
              (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)



                                     INDEX



PART I . FINANCIAL INFORMATION
------------------------------
         Item 1. Financial Statements (Unaudited)

                 Balance Sheet as of September 29, 1996 and June 30, 1996

                 Statement of Operations for the thirteen week periods ended September 29, 1996 and September 28, 1995

                 Statement of Changes in Stockholder's Equity for the thirteen week period ended September 29, 1996

                 Statement of Cash Flows for the thirteen week periods ended September 29, 1996 and September 28, 1995

                 Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II . OTHER INFORMATION
---------------------------

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

                     GREAT AMERICAN COOKIE COMPANY, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                BALANCE SHEET
                                 (UNAUDITED)


                                                                                           SEPTEMBER 29,      JUNE 30,
                                                                                              1996              1996
                                                                                           ------------      ----------
     ASSETS
     Current assets
       Cash and cash equivalents                                                           $ 3,346,942      $ 3,301,627
       Accounts receivable - trade                                                           1,700,630        1,675,584
       Inventory                                                                             1,563,093        1,443,811
       Prepaid expenses                                                                         39,773        1,175,309
       Income tax receivable                                                                   204,234          155,789
       Current deferred tax benefit                                                             81,360           81,360
       Current portion of notes receivable                                                     970,438          198,085
       Other receivables                                                                         3,288           33,899
                                                                                           -----------      -----------

         Total current assets                                                                7,909,758        8,065,464
                                                                                           -----------      -----------

     Property and equipment, net of accumulated depreciation                                 7,534,496        8,325,726
     Construction in progress, net of construction deposits received from franchisees           73,403           29,258
                                                                                           -----------      -----------

                                                                                             7,607,899        8,354,984
                                                                                           -----------      -----------
     Other assets
       Deferred loan costs, net of accumulated amortization
         of $1,607,200 and $1,464,100, respectively                                          2,465,858        2,608,958
       Notes receivable, net of current portion                                                 73,118           19,963
       Deferred tax benefit                                                                  1,419,143        1,419,143
       Deposits                                                                                 61,001           61,386
       Accrued straight-line minimum rent receivable for subleases to franchisees            1,287,474        1,300,872
                                                                                           -----------      -----------
                                                                                             5,306,594        5,410,322

     Cost in excess of fair value of net assets acquired (goodwill), net of
       accumulated amortization of $2,451,451 and $2,233,851, respectively                  32,500,874       32,718,474
                                                                                           -----------      -----------

                                                                                           $53,325,125      $54,549,244
                                                                                           ===========      ===========

     LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities
       Accounts payable                                                                    $   252,385         $832,044
       Sales taxes payable                                                                     119,012          129,974
       Accrued interest payable                                                                910,470        1,996,681
       Accrued expenses                                                                        950,959          839,479
       Income taxes payable                                                                    333,107          225,564
       Deposits                                                                                792,833          738,542
       Dividends payable                                                                       125,000          125,000
                                                                                           -----------      -----------

         Total current liabilities                                                           3,483,766        4,887,284
                                                                                           -----------      -----------

     Capital lease obligations, net                                                             62,241           67,036
                                                                                           -----------      -----------

     Accrued straight-line minimum rent payable                                              2,130,929        2,176,523
                                                                                           -----------      -----------

     Long-term debt                                                                         40,000,000       40,000,000
                                                                                           -----------      -----------
     Commitments and contingencies

     Stockholder's equity
       Common stock, no par value, 2,000 shares authorized:
         210 shares issued and outstanding                                                  13,500,000       13,500,000
       Additional paid-in capital                                                              336,063          336,063
       Accumulated deficit                                                                  (6,187,874)      (6,417,662)
                                                                                           -----------      -----------

                                                                                             7,648,189        7,418,401
                                                                                           -----------      -----------

                                                                                           $53,325,125      $54,549,244
                                                                                           ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                    FOR THE THIRTEEN        FOR THE THIRTEEN
                                                                    WEEK PERIOD ENDED       WEEK PERIOD ENDED
                                                                   SEPTEMBER 29, 1996      SEPTEMBER 28, 1995
                                                                   ------------------      ------------------
 Revenue:
     Cookie and beverage sales                                         $  5,823,952            $  5,853,223
     Batter sales to franchisees                                          2,422,004               2,201,943
     Franchise royalties                                                  1,098,734               1,035,842
     Franchise sales - existing and new stores                              785,308                 154,537
     Other - net                                                            (29,154)                 28,307
                                                                       ------------            ------------

         Total revenue                                                   10,100,844               9,273,852
                                                                       ------------            ------------

 Operating expenses:
     Cost of sales                                                        4,578,432               4,391,187
     Retail store occupancy7,588,158                                      1,748,064               1,739,894
     Other retail store expenses                                            249,003                 272,632
     Selling, general and administrative expenses                         1,820,711               1,681,433
                                                                       ------------            ------------

         Total operating expenses                                         8,396,210               8,085,146
                                                                       ------------            ------------

 Other (income) expenses, net
     Interest income                                                        (32,830)                (14,314)
     Interest expense                                                     1,090,370               1,104,059
     Amortization of deferred loan costs                                    143,100                 143,100
                                                                       ------------            ------------

         Total other expenses, net                                        1,200,640               1,232,845
                                                                       ------------            ------------


 Income (loss) before taxes                                                 503,994                 (44,139)

 State and federal income tax expense                                       274,206                 118,367
                                                                       ------------            ------------

 Net income (loss)                                                     $    229,788            $   (162,506)
                                                                       ============            ============





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER S EQUITY
                                  (UNAUDITED)




                                                        FOR THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 29, 1996
                                              ----------------------------------------------------------------------
                                                                ADDITIONAL
                                                 COMMON           PAID IN          ACCUMULATED             TOTAL
                                                 STOCK            CAPITAL            DEFICIT               EQUITY
                                              -----------      ----------         ------------          ------------
Balance at June 30, 1996                      $13,500,000      $  336,063         $(6,417,662)          $  7,418,401

Current period net income                               -               -             229,788                229,788
                                              -----------      ----------         -----------           ------------

                                              $13,500,000      $  336,063         $(6,187,874)          $  7,648,189
                                              ===========      ==========         ===========           ============





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                             FOR THE THIRTEEN     FOR THE THIRTEEN
                                                                                               WEEK PERIOD          WEEK PERIOD
                                                                                                  ENDED                ENDED
                                                                                            SEPTEMBER 29, 1996   SEPTEMBER 28, 1995
                                                                                            ------------------   -----------------
      Cash flows from operating activities
        Net income (loss)                                                                      $  229,788          $  (162,506)
        Adjustments to reconcile net loss to net cash provided by operating activities
            Depreciation                                                                          461,385              374,716
            Amortization of cost in excess of fair value of net assets acquired                   217,600              216,751
              (goodwill)
            Amortization of deferred loan costs                                                   143,100              143,100
            Net gain on sales and disposals of property and equipment                            (564,497)             (48,460)
            Net (decrease) increase in accrued straight-line minimum rent
              receivable and payable                                                              (32,196)              19,122
            Changes in assets and liabilities
                Increase in accounts receivable                                                   (25,046)             (50,258)
                Increase in inventory                                                            (119,282)            (184,768)
                Decrease (increase) in prepaid expenses                                         1,135,536              (67,295)
                Increase in income tax receivable                                                 (48,445)                   0
                Decrease in current deferred tax benefit                                                0              157,225
                Decrease in other receivables                                                      30,611               22,290
                Increase in deferred tax benefit                                                        0              (38,845)
                Decrease (increase) in deposits                                                       385               (2,112)
                Decrease in accounts payable                                                     (579,659)            (595,986)
                Decrease in sales taxes payable                                                   (10,962)              (8,681)
                Decrease in accrued interest payable                                           (1,086,211)          (1,075,413)
                Increase (decrease) in accrued expenses                                           111,480             (435,768)
                Increase in income taxes payable                                                  107,543               69,000
                Increase (decrease) increase in deposits                                           54,291              (54,573)
                                                                                               ----------          -----------

                     Net cash provided by (used for) operating activities                          25,421           (1,722,461)
                                                                                               ----------          -----------

      Cash flows from investing activities
        Acquisitions of property and equipment, including net increase in
            construction in progress, net of construction deposits received from franchises      (142,679)            (637,691)
        Proceeds from sales and disposals of property and equipment                               159,523               95,575
        Proceeds from collection of notes receivable                                                7,845              260,154
                                                                                               ----------          -----------

                     Net cash provided by (used for) investing activities                          24,689             (281,962)
                                                                                               ----------          -----------

      Cash flows from financing activities
        Principal repayments under capital lease obligations                                       (4,795)              (3,165)
        Dividends paid                                                                                  0             (202,900)
                                                                                               ----------          -----------

                     Net cash used for financing activities                                        (4,795)            (206,065)
                                                                                               ----------          -----------

            Net increase (decrease) in cash and cash equivalents during period                     45,315           (2,210,488)
                                                                                               ----------          -----------

      Cash and cash equivalents, beginning of period                                            3,301,627            4,251,780
                                                                                               ----------          -----------

      Cash and cash equivalents, end of period                                                 $3,346,942          $ 2,041,292
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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



                                                                            FOR THE THIRTEEN        FOR THE THIRTEEN
                                                                               WEEK PERIOD             WEEK PERIOD
                                                                                  ENDED                   ENDED
                                                                           SEPTEMBER 29, 1996      SEPTEMBER 28, 1995
                                                                           ------------------      ------------------
Supplemental disclosure of cash flow information:
-------------------------------------------------

Cash paid during the period for:
    Interest                                                                  $  2,176,581            $ 2,179,471
                                                                              ============            ===========

    State and federal income taxes                                            $    250,750            $     3,550
                                                                              ============            ===========


Supplemental disclosures of non-cash investing and financing activities:
-----------------------------------------------------------------------

During the thirteen weeks ended September 29, 1996, notes receivable with face amounts totaling $842,752 were received from unrelated franchisees in connection with the sale of 4 Company-operated stores.





   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Great American Cookie Company, Inc. is an operator and franchisor of mall-based specialty retail cookie outlets and manufacturer of cookie batter which is sold to Company-operated and franchised retail stores.

         The accompanying financial statements of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended September 29, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, and the results of its operations and its cash flows for the periods presented. However, these results are not necessarily indicative of the results for any other interim period or the full year.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996. Earnings per share is not presented, as the Company is wholly-owned.

         Certain fiscal year 1996 accounts have been reclassified to conform to fiscal year 1997 presentation.


2.       NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                                                   SEPTEMBER 29,       JUNE 30,
                                                                                      1996              1996
                                                                                   -----------        ----------
                   Notes receivable                                                $ 1,043,556        $  218,048
                   Less: current portion                                               970,438           198,085
                                                                                   -----------        ----------

                   Notes receivable, net of current portion                        $    73,118        $   19,963
                                                                                   ===========        ==========

         Notes receivable are due from various franchisees and principally result from the sale of existing Company stores to franchisees. Each note for the sale of a store is guaranteed by the purchaser and collateralized by the assets sold. Most notes are due in monthly installments of principal and interest, with the interest rates ranging from 9% to 12.5% per annum.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                       SEPTEMBER 29,      JUNE 30,
                                                                                           1996             1996
                                                                                      ------------      ------------
              Land                                                                    $    240,000      $    240,000
              Building                                                                     760,795           760,795
              Building and leasehold improvements                                        7,290,795         7,724,036
              Furniture, fixtures, and equipment                                         3,110,187         3,227,210
              Vehicles                                                                      12,779            12,779
                                                                                      ------------      ------------

                                                                                        11,414,556        11,964,820
              Less: accumulated depreciation                                            (3,880,060)       (3,639,094)
                                                                                      ------------      ------------

              Property and equipment -- net                                           $  7,534,496      $  8,325,726
                                                                                      ============      ============


4.       LONG-TERM DEBT

         Notes payable as of September 29, 1996 and June 30, 1996 represent notes issued in connection with the acquisition of the Company on December 10, 1993. Notes payable are described as follows:

         10.875% senior secured  notes payable due January 15,  2001, Series B.
             Interest accrues daily  and is payable semi-annually  on January 15
             and July 15, commencing July 15, 1994                                             $ 40,000,000
                                                                                               ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of the results of operations of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended September 29, 1996 compared to the results of operations for the thirteen weeks ended September 28, 1995 is below. The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and is not stated.

THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 (FIRST QUARTER OF FISCAL 1997) COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 1995 (FIRST QUARTER OF FISCAL 1996)

Company and Franchise Store Activity

         As of September 29, 1996 there were 101 Company-operated stores and 229 franchised stores in operation. The store activity for the first quarter of fiscal 1997 and first quarter of fiscal 1996 is summarized as follows:

                                                               FIRST QUARTER                    FIRST QUARTER
                                                               OF FISCAL 1997                  OF FISCAL 1996
                                                               --------------                  --------------
                                                          COMPANY-                        COMPANY-
                                                          OPERATED       FRANCHISED       OPERATED        FRANCHISED
                                                          --------       ----------       --------        ----------
   Stores open as of beginning of the quarter                104              225             108             215
       Stores opened (including relocations)                   0                2               4               6
       Stores closed (including relocations)                   0               (1)             (1)             (1)
       Stores sold to franchisees                             (5)               5              (1)              1
       Stores acquired from franchisees                        2               (2)              0               0
                                                            ----            -----            ----            ----

   Stores open as of the end of the quarter                  101              229             110             221

       Satellite locations as of the end of the quarter       10               29              13              36
                                                            ----            -----            ----            ----

       Total outlets as of the end of the quarter            111              258             123             257
                                                            ====            =====            ====            ====

         The above activity results in 1,358 Company-operated equivalent store weeks and 2,919 franchisee-operated equivalent store weeks during the thirteen week period ended September 29, 1996 compared to 1,401 Company-operated equivalent store weeks and 2,833 franchisee-operated equivalent store weeks during the thirteen week period ended September 28, 1995.

Total Revenue

         Total revenue increased $827,000 or approximately 8.9% during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Each of the Company's revenue sources is discussed below:

         - Cookie and beverage sales at Company-operated retail stores decreased $29,000, or approximately 0.5%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease in revenue from Company-operated retail stores was attributable to (a) an approximately 3.1% decrease in Company-operated equivalent store weeks, offset by (b) an increase in the average retail sales volume for Company-operated stores. Specifically, the average retail sales volume for Company-operated stores increased 2.6%. On a comparable store basis, for those stores which were Company-operated in fiscal 1997 and 1996, sales volumes increased 4.7% during the quarter.

         - Batter sales to franchisees increased $220,000, or approximately 10.0%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase in batter sales to franchisees was primarily attributable to (a) a 7.0% increase in the volume of batter sold per franchisee-operated equivalent store week and (b) an approximately 3.0% increase in franchisee-operated equivalent store weeks.

         - Franchise royalties increased $63,000, or approximately 6.1%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase in franchise royalties was attributable to (a) an approximately 3.0% increase in franchisee-operated equivalent store weeks, and (b) an increase in the average retail sales volume per franchisee-operated store of 3.0%. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1997 and 1996, management estimates franchisees' sales volumes increased 2.3% during the quarter.

         - Revenue from franchise sales increased $631,000, or approximately 408%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):

                                                                             FIRST QUARTER        FIRST QUARTER
                                                                              FISCAL 1997          FISCAL 1996
                                                                             -------------        -------------
                 Number of licenses sold to franchisees
                         - existing stores                                              5                    1
                         - new stores                                                   2                    4

                 Cash and notes from sale of existing stores                 $  1,127,000         $    107,000
                 Less: net book value of existing stores sold                    (397,000)             (52,000)
                                                                             ------------         ------------
                 Revenue from sale of existing stores                             730,000               55,000
                                                                             ------------         ------------

                 Revenue from license fees for new stores                          50,000              100,000
                 Revenue from other fees                                            5,000                    0
                                                                             ------------         ------------
                 Revenue from license fees
                   for new stores and other fees                                   55,000              100,000
                                                                             ------------         ------------

                 Total revenue from sale of existing
                   and new stores to franchisees                             $    785,000         $    155,000
                                                                             ============         ============

         - Other revenue decreased $57,000, or approximately 203%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease in other revenue is primarily attributable to (a) non-recurring payments received from mall developers in the first quarter of fiscal 1996, and (b) a decrease in construction assistance revenue.


Cost of Sales

         Cost of sales increased $187,000, or approximately 4.3%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase in cost of sales was primarily attributable to (a) an increase in batter sales to franchisees, (b) a decline in wholesale batter margins due to higher ingredient costs, and (c) a decline in retail labor margins.

Retail Store Occupancy

         Retail store occupancy costs increased $8,000, or approximately 0.5%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

Other Retail Store Expenses

         Other retail store expenses decreased $24,000, or approximately 8.7%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease in other retail store expenses was primarily attributable to
(a) a decrease in smallwares purchases due to the opening of 3 less Company stores in the first quarter of fiscal 1997 versus the first quarter of fiscal 1996, offset by (b) an increase in in-store marketing expenses for Company-operated stores.

Selling, General and Administrative

         Selling, general and administrative expenses increased $139,000, or approximately 8.3%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. This increase was primarily attributable to (a) an increase in marketing costs due to the development and rollout of new holiday in-store advertising and point of sale materials, and (b) an increase in professional service fees, offset by (c) a decrease in franchise sales advertising.

Other Expenses, Net

         Other expenses, net, decreased $32,000, or approximately 2.6%, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The decrease was attributable to (a) an increase in interest income, and (b) a decrease in interest expense.

Net Income (Loss)

         Net income increased $392,000, or approximately 241%, for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase in net income was primarily attributable to (a) an approximately 43.4% increase in operating income, (b) a 2.6% decrease in other expenses, net, offset by (c) a 132% increase in state and federal income tax expense.

Fixed Charge Coverage

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented below as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. Adjusted EBITDA includes adjustments to EBITDA used in the indenture for the 10.875% senior secured notes payable due January 15, 2001, Series B to calculate compliance with the Fixed Charge Coverage Ratio per such indenture, consisting of adding back interest income and the elimination of certain non-cash charges, including losses on the sale or disposal of fixed assets and accrual of lease expense in excess of cash paid. Unaudited EBITDA and Adjusted EBITDA are calculated as follows (000's omitted):

                                                                      FOR THE                       FOR THE
                                                                   THIRTEEN WEEK                 THIRTEEN WEEK
                                                                    PERIOD ENDED                 PERIOD ENDED
                                                                 SEPTEMBER 29, 1996           SEPTEMBER 28, 1995
                                                                    (UNAUDITED)                   (UNAUDITED)
                                                                 ------------------           ------------------
  Net income (loss)                                                    $   230                      $   (163)
  Add:
      Depreciation                                                         461                           375
      Amortization of goodwill                                             218                           217
      Interest expense, net of interest income                           1,058                         1,090
      Amortization of debt issue costs                                     143                           143
      Provision for income taxes                                           274                           118
                                                                       -------                      --------

  EBITDA                                                                 2,384                         1,780

  Add:
      Other non-cash items                                                  19                            30
      Interest income                                                       33                            14
                                                                       -------                      --------

      Adjusted EBITDA                                                  $ 2,436                      $  1,824
                                                                       =======                      ========


Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

         The working capital balance of the Company as of September 29, 1996 and as of June 30, 1996 was $3.3 million and $3.2 million, respectively. The specialty retail cookie business does not require the maintenance of significant receivables or inventories; therefore, it is not unusual for the Company's working capital balance to be less than $5 million.

         The Company continually invests in its business through the addition of new Company-operated stores. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will build approximately four Company-operated stores during fiscal 1997, requiring aggregate expenditures of approximately $600,000 for store opening costs. The Company anticipates that such costs will be funded with cash generated by operations and the sale of existing Company-operated stores to franchisees, including initial license fees. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell stores to franchisees.

         During the thirteen week period ended September 29, 1996, the Company incurred total capital expenditures of approximately $143,000, including a net increase in construction in progress of $44,000. The Company estimates that to adequately maintain the Atlanta batter production facility and existing Company-operated retail units, approximately $300,000 to $400,000 of capital expenditures are required annually.

         A portion of the consideration paid in connection with the acquisition of the Company in December 1993 consisted of Cookies USA Senior Preferred Stock and the cash provided by the sale by Cookies USA of Subordinated Notes, Junior Class A Preferred Stock, Junior Class B Preferred Stock, and Common Stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees, incurred by Cookies USA, and taxes. The Company expects to pay dividends and tax payments to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes and, if additional indebtedness is incurred that restricts such payments, by the terms of such additional indebtedness. During the thirteen week period ended September 29, 1996 the Company did not pay or declare dividends to Cookies USA.

         After giving effect to the acquisition and the issuance of the Company's Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15. As of September 29, 1996 the Company had a cash balance of $3,347,000. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter facility operations and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future. Not withstanding this, the Company's liquidity is dependent upon its ability to sell both existing and new stores to franchisees.

Seasonality and Inflation

         The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

         The Company does not believe that historically inflation has materially affected earnings. Most of the leases for the Company's stores contain rental escalation clauses based upon cost increases incurred by lessors, and many of the Company's employees are paid hourly rates related to the federal minimum wage. The federal minimum wage increased from $4.25 to $4.75 on October 1, 1996 and will increase from $4.75 to $5.15 on September 1, 1997. The October 1, 1996 minimum wage increase may negatively impact the Company's payroll costs in the short-term, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases. Historically, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

Goodwill

         In determining the value of the Company, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately became comfortable with such value based on potential growth rates which are lower than those the Company has experienced in the five years preceding the acquisition. The carrying value of goodwill is evaluated for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted cash flows from continuing operations over the remaining amortization period. No impairment is indicated as of September 29, 1996.

                          PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time the Company is subject to claims and legal actions in the ordinary course of its business. The Company is not a party to any litigation that would have a material adverse effect on the Company or its business and is not aware that such litigation is threatened.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits
                 --------
                 27   Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K
                 -------------------
                 The Company did not file any reports on Form 8-K during the quarter ended September 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GREAT AMERICAN COOKIE COMPANY, INC.



Date: November 13, 1996            By: /s/ David B. Barr
                                       --------------------------------------
                                         David B. Barr, President,
                                         Chief Financial Officer, and Treasurer
                                         (Principal Financial Officer)