Form 10-Q
period 1996-12-29
GREAT AMERICAN COOKIE CO INC
filed 1997-02-12
CIK 920110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1996

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



                                     INDEX



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Balance Sheet as of December 29, 1996 and June 30, 1996

               Statement of Operations for the thirteen week periods ended December 29, 1996 and December 28, 1995

               Statement of Operations for the twenty-six week periods ended December 29, 1996 and December 28, 1995

               Statement of Changes in Stockholder's Equity for the twenty-six week period ended December 29, 1996

               Statement of Cash Flows for the twenty-six week periods ended December 29, 1996 and December 28, 1995

               Notes to Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 6.  Exhibits and Reports on Form 8-K

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                                  DECEMBER 29,    JUNE 30,
                                                                                      1996          1996
                                                                                  ------------    --------
ASSETS
Current assets
 Cash and cash equivalents                                                        $ 5,328,917   $ 3,301,627
 Accounts receivable - trade                                                        2,022,474     1,675,584
 Inventory                                                                          1,668,599     1,443,811
 Prepaid expenses                                                                   1,261,219     1,175,309
 Income tax receivable                                                                204,234       155,789
 Current deferred tax benefit                                                          75,663        81,360
 Current portion of notes receivable                                                  584,052       198,085
 Other receivables                                                                      1,170        33,899
                                                                                  -----------   -----------

  Total current assets                                                             11,146,328     8,065,464
                                                                                  -----------   -----------

Property and equipment, net of accumulated depreciation                             7,064,478     8,325,726
Construction in progress, net of construction deposits received from franchisees       68,175        29,258
                                                                                  -----------   -----------

                                                                                    7,132,653     8,354,984
                                                                                  -----------   -----------
Other assets
 Deferred loan costs, net of accumulated amortization
  of $1,750,300 and $1,177,000, respectively                                        2,322,758     2,608,958
 Notes receivable, net of current portion                                             141,740        19,963
 Deferred tax benefit                                                               1,419,143     1,419,143
 Deposits                                                                              60,528        61,386
 Accrued straight-line minimum rent receivable for subleases to franchisees         1,288,016     1,300,872
                                                                                  -----------   -----------

                                                                                    5,232,185     5,410,322
                                                                                  -----------   -----------
Cost in excess of fair value of net assets acquired (goodwill), net of
 accumulated amortization of $2,669,051 and $1,798,551, respectively               32,283,274    32,718,474
                                                                                  -----------   -----------

                                                                                  $55,794,440   $54,549,244
                                                                                  ===========   ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable                                                                 $   752,408   $   832,044
 Sales taxes payable                                                                  158,947       129,974
 Accrued interest payable                                                           1,997,969     1,996,681
 Accrued expenses                                                                     927,386       839,479
 Income taxes payable                                                                 972,412       225,564
 Deposits                                                                             756,281       738,542
 Dividends payable                                                                    125,000       125,000
                                                                                  -----------   -----------

  Total current liabilities                                                         5,690,403     4,887,284
                                                                                  -----------   -----------

Capital lease obligations, net                                                         53,883        67,036
                                                                                  -----------   -----------

Accrued straight-line minimum rent payable                                          2,137,802     2,176,523
                                                                                  -----------   -----------

Long-term debt                                                                     40,000,000    40,000,000
                                                                                  -----------   -----------
Commitments and contingencies

Stockholder's equity
 Common stock, no par value, 2,000 shares authorized:
  210 shares issued and outstanding                                                13,500,000    13,500,000
 Additional paid-in capital                                                           336,063       336,063
 Accumulated deficit                                                               (5,923,711)   (6,417,662)
                                                                                  -----------   -----------

                                                                                    7,912,352     7,418,401
                                                                                  -----------   -----------

                                                                                  $55,794,440   $54,549,244
                                                                                  ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                               FOR THE THIRTEEN      FOR THE THIRTEEN
                                               WEEK PERIOD ENDED     WEEK PERIOD ENDED
                                               DECEMBER 29, 1996     DECEMBER 28, 1995
                                               -----------------     -----------------
Revenue:
 Cookie and beverage sales                       $ 6,369,721           $ 7,086,741
 Batter sales to franchisees                       3,244,272             2,929,395
 Franchise royalties                               1,369,818             1,233,156
 Franchise sales - existing and new stores            97,968               303,039
 Other - net                                            (219)               36,647
                                                 -----------           -----------

  Total revenue                                   11,081,560            11,588,978
                                                 -----------           -----------

Operating expenses:
 Cost of sales                                     4,864,280             5,441,172
 Retail store occupancy                            1,649,943             1,803,363
 Other retail store expenses                         259,302               355,211
 Selling, general and administrative expenses      1,566,635             1,634,214
                                                 -----------           -----------

Total operating expenses                           8,340,160             9,233,960
                                                 -----------           -----------

Other (income) expenses, net
 Interest income                                     (59,446)              (10,056)
 Interest expense                                  1,090,245             1,104,319
 Amortization of deferred loan costs                 143,100               143,100
                                                 -----------           -----------

  Total other expenses, net                        1,173,899             1,237,363
                                                 -----------           -----------


Income before taxes                                1,567,501             1,117,655

State and federal income tax expense                 678,338               465,361
                                                 -----------           -----------

Net income                                       $   889,163           $   652,294
                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)





                                               FOR THE TWENTY-SIX  FOR THE TWENTY-SIX
                                               WEEK PERIOD ENDED   WEEK PERIOD ENDED
                                               DECEMBER 29, 1996   DECEMBER 28, 1995
                                               ------------------  ------------------
Revenue:
 Cookie and beverage sales                           $12,193,673         $12,939,964
 Batter sales to franchisees                           5,666,276           5,131,338
 Franchise royalties                                   2,468,552           2,268,998
 Franchise sales - existing and new stores               883,276             457,576
 Other - net                                             (29,373)             64,954
                                                     -----------         -----------

  Total revenue                                       21,182,404          20,862,830
                                                     -----------         -----------

Operating expenses:
 Cost of sales                                         9,442,712           9,832,359
 Retail store occupancy                                3,398,007           3,543,257
 Other retail store expenses                             508,305             627,843
 Selling, general and administrative expenses          3,387,346           3,315,647
                                                     -----------         -----------

  Total operating expenses                            16,736,370          17,319,106
                                                     -----------         -----------

Other (income) expenses, net
 Interest income                                         (92,276)            (24,370)
 Interest expense                                      2,180,615           2,208,378
 Amortization of deferred loan costs                     286,200             286,200
                                                     -----------         -----------

  Total other expenses, net                            2,374,539           2,470,208
                                                     -----------         -----------

Income before taxes                                    2,071,495           1,073,516

State and federal income tax expense                     952,544             583,728
                                                     -----------         -----------

Net income                                           $ 1,118,951         $   489,788
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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)





                               FOR THE TWENTY-SIX WEEK PERIOD ENDED DECEMBER 29, 1996
                           --------------------------------------------------------------

                                             ADDITIONAL
                               COMMON         PAID IN       ACCUMULATED        TOTAL
                               STOCK          CAPITAL         DEFICIT          EQUITY
                           --------------  --------------  -------------   -------------
Balance at June 30, 1996   $13,500,000        $336,063    $(6,417,662)     $7,418,401

Dividends                           --              --       (625,000)       (625,000)

Current period net income           --              --      1,118,951       1,118,951
                           -----------        --------    -----------      ----------

                           $13,500,000        $336,063    $(5,923,711)     $7,912,352
                           ===========        ========    ===========      ==========
























   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                   FOR THE TWENTY-SIX  FOR THE TWENTY-SIX
                                                                                      WEEK PERIOD         WEEK PERIOD
                                                                                         ENDED               ENDED
                                                                                   DECEMBER 29, 1996   DECEMBER 28, 1995
                                                                                   ------------------  ------------------
Cash flows from operating activities
 Net income                                                                          $1,118,951         $   489,788
 Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation                                                                         893,617             803,448
   Amortization of cost in excess of fair value of net assets acquired (goodwill)       435,200             434,351
   Amortization of deferred loan costs                                                  286,200             286,200
   Net gain on sales and disposals of property and equipment                           (508,125)           (169,017)
   Net (decrease) increase in accrued straight-line minimum rent
    receivable and payable                                                              (25,865)             83,240
   Changes in assets and liabilities
     Increase in accounts receivable                                                   (372,479)           (529,078)
     Increase in inventory                                                             (201,788)           (266,052)
     Increase in prepaid expenses                                                       (85,910)            (75,377)
     Increase in income tax receivable                                                  (48,445)                  0
     Decrease in current deferred tax benefit                                             5,697             195,997
     Decrease (increase) in other receivables                                            32,729             (49,388)
     Increase in deferred tax benefit                                                         0             387,359
     Decrease (increase) in deposits                                                        858             (62,819)
     Decrease in accounts payable                                                       (79,636)           (212,909)
     Increase in sales taxes payable                                                     28,973              56,626
     Increase in accrued interest payable                                                 1,288              24,171
     Increase (decrease) in accrued expenses                                             87,907            (319,286)
     Increase in income taxes payable                                                   746,848                   0
     Increase (decrease) in deposits                                                     17,739             (64,439)
                                                                                     ----------         -----------

      Net cash provided by operating activities                                       2,333,759           1,012,815
                                                                                     ----------         -----------
Cash flows from investing activities
 Acquisitions of property and equipment, including net increase in construction
  in progress, net of construction deposits received from franchisees                  (393,787)         (1,268,928)
 Proceeds from sales and disposals of property and equipment                            284,131             383,689
 Acceptance of notes receivable                                                          (2,224)                  0
 Proceeds from collection of notes receivable                                           443,564             263,154
                                                                                     ----------         -----------

      Net cash provided by (used for) investing activities                              331,684            (622,085)
                                                                                     ----------         -----------
Cash flows from financing activities
 Principal repayments under capital lease obligations                                   (13,153)             (7,493)
 Dividends paid                                                                        (625,000)           (827,900)
                                                                                     ----------         -----------

      Net cash used for financing activities                                           (638,153)           (835,393)
                                                                                     ----------         -----------

   Net increase (decrease) in cash and cash equivalents during period                 2,027,290            (444,663)
                                                                                     ----------         -----------

Cash and cash equivalents, beginning of period                                        3,301,627           4,251,780
                                                                                     ----------         -----------

Cash and cash equivalents, end of period                                             $5,328,917         $ 3,807,117
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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                   FOR THE TWENTY-SIX  FOR THE TWENTY-SIX
                                                      WEEK PERIOD         WEEK PERIOD
                                                         ENDED               ENDED
                                                   DECEMBER 29, 1996   DECEMBER 28, 1995
                                                   ------------------  ------------------
Supplemental disclosure of cash flow information:

Cash paid during the period for:

 Interest                                            $2,179,327          $2,184,207
                                                     ==========          ==========

 State and federal income taxes                      $    3,550          $    3,550
                                                     ==========          ==========

Supplemental disclosures of non-cash investing and financing activities:

During the twenty-six weeks ended December 29, 1996, notes receivable with face amounts totaling $932,894 were received from unrelated franchisees in connection with the sale of 6 Company-operated stores.


































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

     The accompanying financial statements of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended and for the twenty-six weeks ended December 29, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, and the results of its operations and its cash flows for the periods presented. However, these results are not necessarily indicative of the results for any other interim period or the full year.

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


2. NOTES RECEIVABLE

     Notes receivable consist of the following:


                                         DECEMBER 29,   JUNE 30,
                                             1996         1996
                                         ------------   --------
Notes receivable                           $725,792     $218,048
Less: current portion                       584,052      198,085
                                           --------     --------

Notes receivable, net of current portion   $141,740     $ 19,963
                                           ========     ========

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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS





3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                     DECEMBER 29,    JUNE 30,
                                         1996          1996
                                     ------------  -----------

Land                                 $   240,000   $   240,000
Building                                 760,795       760,795
Building and leasehold improvements    7,088,859     7,724,036
Furniture, fixtures, and equipment     3,141,038     3,227,210
Vehicles                                  12,779        12,779
                                     -----------   -----------

                                      11,243,471    11,964,820
Less: accumulated depreciation        (4,178,993)   (3,639,094)
                                     -----------   -----------

Property and equipment -- net        $ 7,064,478   $ 8,325,726
                                     ===========   ===========

4.   LONG-TERM DEBT

     Notes payable as of December 29, 1996 and June 30, 1996 represent notes issued in connection with the acquisition of the Company on December 10, 1993. Notes payable are described as follows:


       10.875% senior secured notes payable due January
          15, 2001, Series B, (the "Notes").  Interest
          accrues daily and is payable semi-annually
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the results of operations of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended December 29, 1996 compared to the results of operations for the thirteen weeks ended December 28, 1995 and for the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995 is below. The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and is not stated.

THIRTEEN WEEKS ENDED DECEMBER 29, 1996 (SECOND QUARTER OF FISCAL 1997) COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 28, 1995 (SECOND QUARTER OF FISCAL 1996)

Company and Franchise Store Activity

     As of December 29, 1996 there were 98 Company-operated stores and 232 franchised stores in operation. The store activity for the second quarter of fiscal 1997 and second quarter of fiscal 1996 is summarized as follows:


                                                      SECOND QUARTER        SECOND QUARTER
                                                      OF FISCAL 1997        OF FISCAL 1996
                                                   --------------------  --------------------
                                                   COMPANY-              COMPANY-
                                                   OPERATED  FRANCHISED  OPERATED  FRANCHISED
                                                   --------  ----------  --------  ----------
Stores open as of beginning of the quarter           101         229       110         221
 Stores opened (including relocations)                 0           3         5           2
 Stores closed (including relocations)                (1)         (2)       (1)         (1)
 Stores sold to franchisees                           (3)          3        (4)          4
 Stores acquired from franchisees                      1          (1)        1          (1)
                                                     ---         ---       ---         ---
Stores open as of the end of the quarter              98         232       111         225

 Satellite locations as of the end of the quarter     10          30        12          36
                                                     ---         ---       ---         ---
 Total outlets as of the end of the quarter          108         262       123         261
                                                     ===         ===       ===         ===

     The above activity results in 1,298 Company-operated equivalent store weeks and 2,988 franchisee-operated equivalent store weeks during the thirteen week period ended December 29, 1996 compared to 1,429 Company-operated equivalent store weeks and 2,898 franchisee-operated equivalent store weeks during the thirteen week period ended December 28, 1995.

Total Revenue

     Total revenue decreased $507,000 or approximately 4.4% during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Each of the Company's revenue sources is discussed below:

     - Cookie and beverage sales at Company-operated retail stores decreased $717,000, or approximately 10.1%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The decrease in revenue from Company-operated retail stores was attributable to (a) an approximately 9.2% decrease in Company-operated equivalent store weeks, and (b) a decrease in the average retail sales volume for Company-operated stores. Specifically, the average retail sales volume for Company-operated stores decreased 0.9%. On a comparable store basis, for those stores which were Company-operated in both fiscal 1997 and 1996, sales volumes increased 2.6% during the quarter. The average retail sales volume decreased at the same time that comparable store sales volumes increased due to some stores not being

Company-operated in both fiscal 1997 and 1996, including those Company stores with higher than average sales volumes which were sold to franchisees in fiscal 1997 and 1996.

     - Batter sales to franchisees increased $315,000, or approximately 10.7%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase in batter sales to franchisees was primarily attributable to (a) a 7.6% increase in the volume of batter sold per franchisee-operated equivalent store week, and (b) an approximately 3.1% increase in franchisee-operated equivalent store weeks.

     - Franchise royalties increased $137,000, or approximately 11.1%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase in franchise royalties was attributable to (a) an increase in the average retail sales volume per franchisee-operated store of 8.0%, and (b) an approximately 3.1% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1997 and 1996, management estimates franchisees' sales volumes increased 5.2% during the quarter.

     - Revenue from franchise sales decreased $205,000, or approximately 67.7%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):



                                                         SECOND QUARTER  SECOND QUARTER
                                                          FISCAL 1997     FISCAL 1996
                                                         --------------  --------------

           Number of licenses sold to franchisees
              - existing stores                                    3               4
              - new stores                                         3               2

           Cash and notes from sale of existing stores     $ 200,000       $ 694,000
           Less: net book value of existing stores sold     (177,000)       (452,000)
                                                           ---------      ----------
           Revenue from sale of existing stores               23,000         242,000
                                                           ---------       ---------

           Revenue from license fees for new stores           75,000          50,000
           Revenue from other fees                                 0          11,000
                                                           ---------       ---------
           Revenue from license fees
            for new stores and other fees                     75,000          61,000
                                                           ---------       ---------

           Total revenue from sale of existing
            and new stores to franchisees                  $  98,000       $ 303,000
                                                           =========       =========

     - Other revenue decreased $37,000, or approximately 101%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The decrease in other revenue is primarily attributable to (a) a decrease in sales of miscellaneous supplies to franchise stores, and (b) a decrease in construction assistance revenue for construction assistance performed by the Company for the franchisees.


Cost of Sales
     Cost of sales decreased $577,000, or approximately 10.6%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The decrease in cost of sales was primarily attributable to (a) a decline in cookie and beverage sales due to less Company-operated retail stores, (b) a decrease in the cost of paper supplies within Company-operated retail stores,
(c) an increase in wholesale batter margins, offset by (d) an increase in batter sales to franchisees.

Retail Store Occupancy

     Retail store occupancy costs decreased $153,000, or approximately 8.5%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The decrease was primarily attributable to (a) a decrease in rent expense as a result of a decrease in Company-operated equivalent store weeks, and (b) a decrease in repairs and maintenance costs.

Other Retail Store Expenses

     Other retail store expenses decreased $96,000, or approximately 27.0%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The decrease in other retail store expenses was primarily attributable to (a) a decrease in smallwares purchases due to the opening of 4 less Company stores in the second quarter of fiscal 1997 versus the second quarter of fiscal 1996, and (b) a decrease in Company-operated equivalent store weeks.

Selling, General and Administrative

     Selling, general and administrative expenses decreased $68,000, or approximately 4.1%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. This decrease was primarily attributable to (a) a decrease in travel costs due to less frequent store reviews by field supervisors, (b) a decrease in the cost of office supplies and postage at the support center (home office) in Atlanta, and (c) a decrease in data processing expense as a result of the Company incurring start-up costs in the second quarter of fiscal 1996 related to its conversion to an in-house payroll processing system, offset by (d) an increase in professional service fees, and
(e) an increase in franchise sales advertising.

Other Expenses, Net

     Other expenses, net, decreased $63,000, or approximately 5.1%, during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The decrease was primarily attributable to (a) an increase in interest income, and (b) a decrease in interest expense.

Net Income

     Net income increased $237,000, or approximately 36.3%, for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase in net income was primarily attributable to (a) an approximately 16.4% increase in operating income, (b) a 5.1% decrease in other expenses, net, offset by (c) a 45.8% increase in state and federal income tax expense.

TWENTY-SIX WEEKS ENDED DECEMBER 29, 1996 (FISCAL 1997 YEAR-TO-DATE) COMPARED TO TWENTY-SIX WEEKS ENDED DECEMBER 28, 1995 (FISCAL 1996 YEAR-TO-DATE)

Company and Franchise Store Activity

     As of December 29, 1996 there were 98 Company-operated stores and 232 franchised stores in operation. The store activity for fiscal 1997 year-to-date and for fiscal 1996 year-to-date is summarized as follows:


                                                       FISCAL 1997           FISCAL 1996
                                                       YEAR-TO-DATE          YEAR-TO-DATE
                                                   --------------------  --------------------
                                                   COMPANY-              COMPANY-
                                                   OPERATED  FRANCHISED  OPERATED  FRANCHISED
                                                   --------  ----------  --------  ----------
Stores open as of beginning of the fiscal year      104         225       108         215
 Stores opened (including relocations)                0           5         9           8
 Stores closed (including relocations)               (1)         (3)       (1)         (2)
 Stores sold to franchisees                          (8)          8        (5)          5
 Stores acquired from franchisees                     3          (3)        1          (1)
                                                    ---         ---       ---         ---
Stores open as of the end of the quarter             98         232       111         225

 Satellite locations as of the end of the quarter    10          30        12          36
                                                    ---         ---       ---         ---
 Total outlets as of the end of the quarter         108         262       123         261
                                                    ===         ===       ===         ===

     The above activity results in 2,656 Company-operated equivalent store weeks and 5,907 franchisee-operated equivalent store weeks during the twenty-six week period ended December 29, 1996 compared to 2,830 Company-operated equivalent store weeks and 5,731 franchisee-operated equivalent store weeks during the twenty-six week period ended December 28, 1995.

Total Revenue

     Total revenue increased $320,006 or approximately 1.5% during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. Each of the Company's revenue sources is discussed below:

     - Cookie and beverage sales at Company-operated retail stores decreased $746,000, or approximately 5.8%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The decrease in revenue from Company-operated retail stores was attributable to (a) an approximately 6.1% decrease in Company-operated equivalent store weeks, offset by (b) a 0.3% increase in the average retail sales volume for Company-operated stores. On a comparable store basis, for those stores which were Company-operated in both fiscal 1997 and 1996, sales volumes increased 3.1%.

     - Batter sales to franchisees increased $535,000, or approximately 10.4%, during the twenty-six weeks ended December 29, 1996, compared to the twenty-six weeks ended December 28, 1995. The increase in batter sales to franchisees was primarily attributable to (a) a 7.3% increase in the volume of batter sold per franchisee-operated equivalent store week, and (b) an approximately 3.1% increase in franchisee-operated equivalent store weeks.

     - Franchise royalties increased $200,000, or approximately 8.8%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The increase in franchise royalties was attributable to (a) an increase in the average retail sales volume per franchisee-operated store of 5.7%, and (b) an approximately 3.1% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1997 and 1996, management estimates franchisees' sales volumes increased 3.9%.

     - Revenue from franchise sales increased $426,000, or approximately 93.0%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):



                                                        FISCAL 1997  FISCAL 1996
                                                        -----------  -----------
          Number of licenses sold to franchisees
             - existing stores                                   8            5
             - new stores                                        5            6

          Cash and notes from sale of existing stores   $1,327,000    $ 801,000
          Less: net book value of existing stores sold    (574,000)    (504,000)
                                                        ----------   ----------
          Revenue from sale of existing stores             753,000      297,000
                                                        ----------   ----------

          Revenue from license fees for new stores         125,000      150,000
          Revenue from other fees                            5,000       11,000
                                                        ----------   ----------

          Revenue from license fees
           for new stores and other fees                   130,000      161,000
                                                        ----------   ----------

          Total revenue from sale of existing
           and new stores to franchisees                $  883,000    $ 458,000
                                                        ==========    =========

     - Other revenue decreased $94,000, or approximately 145%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The decrease in other revenue is primarily attributable to (a) a decrease in sales of miscellaneous supplies to franchise stores, (b) a decrease in construction assistance revenue for construction assistance performed by the Company for the franchisees, and (c) non-recurring payments received from mall developers in fiscal 1996.


Cost of Sales

     Cost of sales decreased $390,000, or approximately 4.0%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The decrease in cost of sales was primarily attributable to
(a) a decline in cookie and beverage sales due to less Company-operated retail stores, (b) a decrease in the cost of paper supplies within Company-operated retail stores, (c) an increase in wholesale batter margins as a result of a price increase enacted in October 1996, offset by (d) an increase in batter sales to franchisees.

Retail Store Occupancy

     Retail store occupancy costs decreased $145,000, or approximately 4.1%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The decrease was primarily attributable to (a) a decrease in rent as a result of a decrease in Company-operated equivalent store weeks, and (b) a decrease in repairs and maintenance costs.

Other Retail Store Expenses

     Other retail store expenses decreased $120,000, or approximately 19.0%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The decrease in other retail store expenses was primarily attributable to (a) a decrease in smallwares purchases due to the opening of 8 less Company stores for fiscal 1997 year-to-date versus fiscal 1996 year-to-date, and (b) a decrease in Company-operated equivalent store weeks.

Selling, General and Administrative

     Selling, general and administrative expenses increased $72,000, or approximately 2.2%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. This increase was primarily attributable to (a) an increase in professional service fees, (b) an increase in marketing costs due to the development and rollout of new holiday in-store advertising and point of sale materials, offset by (c) a decrease in travel costs due to less frequent store reviews by field supervisors, (d) a decrease in the cost of office supplies and postage at the support center (home office) in Atlanta, and (e) a decrease in data processing expense as a result of the Company incurring start-up costs in fiscal 1996 related to its conversion to an in-house payroll processing system.

Other Expenses, Net

     Other expenses, net, decreased $96,000, or approximately 3.9%, during the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The decrease was primarily attributable to (a) an increase in interest income, and (b) a decrease in interest expense.

Net Income

     Net income increased $629,000, or approximately 128%, for the twenty-six weeks ended December 29, 1996 compared to the twenty-six weeks ended December 28, 1995. The increase in net income was primarily attributable to (a) an approximately 25.5% increase in operating income, (b) a 3.9% decrease in other expenses, net, offset by (c) a 63.2% increase in state and federal income tax expense.

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


                                  FOR THE            FOR THE            FOR THE            FOR THE
                               THIRTEEN WEEK      THIRTEEN WEEK     TWENTY-SIX WEEK    TWENTY-SIX WEEK
                               PERIOD ENDED       PERIOD ENDED       PERIOD ENDED       PERIOD ENDED
                             DECEMBER 29, 1996  DECEMBER 28, 1995  DECEMBER 29, 1996  DECEMBER 28, 1995
                                (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                             -----------------  -----------------  -----------------  -----------------
Net income                        $  889             $  652             $1,119             $  490
Add:
 Depreciation                        433                428                894                803
 Amortization of goodwill            217                217                435                434
 Interest expense,
  net of interest income           1,030              1,094              2,088              2,184
 Amortization of debt
  issue costs                        143                143                286                286
 Provision for income taxes          678                465                953                584
                                  ------             ------             ------             ------
EBITDA                             3,390              2,999              5,775              4,781

Add:
 Other non-cash items                 29                 44                 47                 74
 Interest income                      59                 10                 92                 24
                                  ------             ------             ------             ------
 Adjusted EBITDA                  $3,478             $3,053             $5,914             $4,879
                                  ======             ======             ======             ======

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

     The working capital balance of the Company as of December 29, 1996 and as of June 30, 1996 was $5.5 million and $3.2 million, respectively. The specialty retail cookie business does not require the maintenance of significant receivables or inventories; therefore, it is not unusual for the Company's working capital balance to be less than $5 million.

     The Company continually invests in its business through the addition of new Company-operated stores. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will build approximately three Company-operated stores, including relocations, during fiscal 1997, requiring aggregate expenditures of approximately $450,000 for store opening costs. The Company anticipates that such costs will be funded with cash generated by operations and the sale of existing Company-operated stores to franchisees, including initial license fees. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell stores to franchisees.

     During the thirteen week period ended December 29, 1996, the Company incurred total capital expenditures of approximately $166,000, including a net decrease in construction in progress of $5,000. Total fiscal year-to-date capital expenditures are approximately $394,000, which includes a net increase in construction in progress of $39,000. The Company estimates that to adequately maintain the Atlanta batter production facility and existing Company-operated retail units, approximately $300,000 to $400,000 of capital expenditures are required annually.

     A portion of the consideration paid in connection with the acquisition of the Company in December 1993 consisted of Cookies USA Senior Preferred Stock and the cash provided by the sale by Cookies USA of Subordinated Notes, Junior Class A Preferred Stock, Junior Class B Preferred Stock, and Common Stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees, incurred by Cookies USA, and taxes. The Company expects to pay dividends and tax payments to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes and, if additional indebtedness is incurred that restricts such payments, by the terms of such additional indebtedness. During the thirteen week period ended December 29, 1996 the Company declared and paid $625,000 of dividends to Cookies USA.

     After giving effect to the acquisition and the issuance of the Company's Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15. As of December 29, 1996 the Company had a cash balance of approximately $5,329,000. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter facility operations and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future. Notwithstanding this, the Company's liquidity is dependent upon its ability to sell both existing and new stores to franchisees.

SEASONALITY AND INFLATION

     The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

     The Company does not believe that historically inflation has materially affected earnings. Most of the leases for the Company's stores contain rental escalation clauses based upon cost increases incurred by lessors, and many of the Company's employees are paid hourly rates related to the federal minimum wage. The federal minimum wage increased from $4.25 to $4.75 on October 1, 1996 and will increase from $4.75 to $5.15 on September 1, 1997. These increases may negatively impact the Company's payroll costs in the short-term, but management believes such impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases. Historically, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

GOODWILL

     In evaluating the Company's goodwill for possible impairment, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately became comfortable with such value based on potential growth rates which are lower than those the Company has experienced in the five years preceding the acquisition. The impairment review is based on comparing the carrying amount to the undiscounted cash flows over the remaining amortization period. No impairment is indicated as of December 29, 1996.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          27   Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the quarter ended December 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GREAT AMERICAN COOKIE COMPANY, INC.




Date: February 12, 1997      By: /s/ David B. Barr
                                 -------------------------------------------
                                    David B. Barr, President,
                                    Chief Financial Officer, and Treasurer
                                    (Principal Financial Officer)