Form 10-Q
period 1997-03-30
GREAT AMERICAN COOKIE CO INC
filed 1997-05-13
CIK 920110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997


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

                Balance Sheet as of March 30, 1997 and June 30, 1996

                Statement of Operations for the thirteen week periods ended
                March 30, 1997 and March 28, 1996

                Statement of Operations for the thirty-nine week periods ended
                March 30, 1997 and March 28, 1996

                Statement of Changes in Stockholder's Equity for the thirty-nine week period ended March 30, 1997

                Statement of Cash Flows for the thirty-nine week periods ended
                March 30, 1997 and March 28, 1996

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

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 6. Exhibits and Reports on Form 8-K

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                                   MARCH 30,      JUNE 30,
                                                                                      1997          1996
                                                                                  -----------   -----------
ASSETS
Current assets
 Cash and cash equivalents                                                        $ 3,722,535   $ 3,301,627
 Accounts receivable - trade                                                        1,619,874     1,675,584
 Inventory                                                                          1,700,118     1,443,811
 Prepaid expenses                                                                   1,418,522     1,175,309
 Income tax receivable                                                                208,979       155,789
 Current deferred tax benefit                                                          75,663        81,360
 Current portion of notes receivable                                                  569,052       198,085
 Other receivables                                                                      6,841        33,899
                                                                                  -----------   -----------

  Total current assets                                                              9,321,584     8,065,464
                                                                                  -----------   -----------

Property and equipment, net of accumulated depreciation                             6,760,554     8,325,726
Construction in progress, net of construction deposits received from franchisees       92,882        29,258
                                                                                  -----------   -----------

                                                                                    6,853,436     8,354,984
                                                                                  -----------   -----------
Other assets
 Deferred loan costs, net of accumulated amortization
  of $1,893,400 and $1,464,100, respectively                                        2,179,658     2,608,958
 Notes receivable, net of current portion                                             174,593        19,963
 Deferred tax benefit                                                               1,419,143     1,419,143
 Deposits                                                                              59,872        61,386
 Accrued straight-line minimum rent receivable for subleases to franchisees         1,311,279     1,300,872
                                                                                  -----------   -----------

                                                                                    5,144,545     5,410,322
                                                                                  -----------   -----------
Cost in excess of fair value of net assets acquired (goodwill), net of
 accumulated amortization of $2,886,651 and $2,233,851, respectively               32,065,674    32,718,474
                                                                                  -----------   -----------

                                                                                  $53,385,239   $54,549,244
                                                                                  ===========   ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
 Accounts payable                                                                 $   246,496   $   832,044
 Sales taxes payable                                                                  100,371       129,974
 Accrued interest payable                                                             910,764     1,996,681
 Accrued expenses                                                                     869,477       839,479
 Income taxes payable                                                                 556,117       225,564
 Deposits                                                                             764,888       738,542
 Dividends payable                                                                    125,000       125,000
                                                                                  -----------   -----------

  Total current liabilities                                                         3,573,113     4,887,284
                                                                                  -----------   -----------

Capital lease obligations, net                                                         47,846        67,036
                                                                                  -----------   -----------

Accrued straight-line minimum rent payable                                          2,136,903     2,176,523
                                                                                  -----------   -----------

Long-term debt                                                                     40,000,000    40,000,000
                                                                                  -----------   -----------
Commitments and contingencies
Stockholder's equity
 Common stock, no par value, 2,000 shares authorized:
  210 shares issued and outstanding                                                13,500,000    13,500,000
 Additional paid-in capital                                                           336,063       336,063
 Accumulated deficit                                                               (6,208,686)   (6,417,662)
                                                                                  -----------   -----------

                                                                                    7,627,377     7,418,401
                                                                                  -----------   -----------

                                                                                  $53,385,239   $54,549,244
                                                                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.
                                      -3-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              FOR THE THIRTEEN      FOR THE THIRTEEN
                                              WEEK PERIOD ENDED     WEEK PERIOD ENDED
                                                MARCH 30, 1997        MARCH 28, 1996
                                              -----------------     -----------------
Revenue:
 Cookie and beverage sales                        $5,125,142             $5,870,501
 Batter sales to franchisees                       2,625,017              2,270,970
 Franchise royalties                               1,110,424                993,627
 Franchise sales - existing and new stores            75,461                255,560
 Other - net                                          14,254                 48,695
                                                  ----------             ----------

  Total revenue                                    8,950,298              9,439,353
                                                  ----------             ----------
Operating expenses:
 Cost of sales                                     4,445,005              4,814,354
 Retail store occupancy                            1,657,977              1,943,636
 Other retail store expenses                         244,210                383,958
 Selling, general and administrative expenses      1,780,420              1,791,027
                                                  ----------             ----------

  Total operating expenses                         8,127,612              8,932,975
                                                  ----------             ----------
Other (income) expenses, net
 Interest income                                     (83,967)               (11,413)
 Interest expense                                  1,089,823              1,104,094
 Amortization of deferred loan costs                 143,100                143,100
                                                  ----------             ----------

  Total other expenses, net                        1,148,956              1,235,781
                                                  ----------             ----------

Loss before taxes                                   (326,270)              (729,403)

State and federal income tax benefit                 (41,295)               (76,532)
                                                  ----------             ----------

Net loss                                          $ (284,975)            $ (652,871)
                                                  ==========             ==========


   The accompanying notes are an integral part of these financial statements.
                                      -4-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)





                                                FOR THE THIRTY-NINE   FOR THE THIRTY-NINE
                                                  WEEK PERIOD ENDED    WEEK PERIOD ENDED
                                                    MARCH 30, 1997      MARCH 28, 1996
                                                  ------------------   -----------------
Revenue:
 Cookie and beverage sales                            $17,318,815        $18,810,465
 Batter sales to franchisees                            8,291,293          7,402,308
 Franchise royalties                                    3,578,976          3,262,625
 Franchise sales - existing and new stores                958,737            713,136
 Other - net                                              (15,119)           113,649
                                                      -----------        -----------

  Total revenue                                        30,132,702         30,302,183
                                                      -----------        -----------

Operating expenses:
 Cost of sales                                         13,887,717         14,646,713
 Retail store occupancy                                 5,055,984          5,486,893
 Other retail store expenses                              752,515          1,011,801
 Selling, general and administrative expenses           5,167,766          5,106,674
                                                      -----------        -----------

  Total operating expenses                             24,863,982         26,252,081
                                                      -----------        -----------
Other (income) expenses, net
 Interest income                                         (176,243)           (35,783)
 Interest expense                                       3,270,438          3,312,472
 Amortization of deferred loan costs                      429,300            429,300
                                                      -----------        -----------

  Total other expenses, net                             3,523,495          3,705,989
                                                      -----------        -----------

Income before taxes                                     1,745,225            344,113

State and federal income tax expense                      911,249            507,196
                                                      -----------        -----------

Net income (loss)                                     $   833,976        $  (163,083)
                                                      ===========        ===========


   The accompanying notes are an integral part of these financial statements.
                                      -5-

\
                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)





                             FOR THE THIRTY-NINE WEEK PERIOD ENDED MARCH 30, 1997
                            ------------------------------------------------------

                                           ADDITIONAL
                              COMMON        PAID IN    ACCUMULATED       TOTAL
                               STOCK        CAPITAL      DEFICIT         EQUITY
                             -----------   ----------  ------------   -----------
Balance at June 30, 1996     $13,500,000    $336,063   $(6,417,662)    $7,418,401

Dividends                             --          --      (625,000)      (625,000)

Current period net income             --          --       833,976        833,976
                             -----------    --------   -----------     ----------

Balance at March 30, 1997    $13,500,000    $336,063   $(6,208,686)    $7,627,377
                             ===========    ========   ===========     ==========






















   The accompanying notes are an integral part of these financial statements.
                                      -6-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     FOR THE THIRTY-NINE    FOR THE THIRTY-NINE
                                                                                         WEEK PERIOD            WEEK PERIOD
                                                                                            ENDED                  ENDED
                                                                                        MARCH 30, 1997        MARCH 28, 1996
                                                                                     -------------------   --------------------
Cash flows from operating activities:
 Net income (loss)                                                                        $   833,976          $  (163,083)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                                                             1,332,618            1,309,468
   Amortization of cost in excess of fair value of net assets acquired (goodwill)             652,800              651,951
   Amortization of deferred loan costs                                                        429,300              429,300
   Net gain on sales and disposals of property and equipment                                 (409,334)            (259,276)
   Net (decrease) increase in accrued straight-line minimum rent
    receivable and payable                                                                    (50,027)              62,501
   Changes in assets and liabilities:
     Increase in accounts receivable                                                          (40,482)            (427,315)
     Increase in inventory                                                                   (233,307)            (198,625)
     (Increase) decrease in prepaid expenses                                                 (243,213)           1,008,399
     Increase in income tax receivable                                                        (53,190)              (8,256)
     Decrease in current deferred tax benefit                                                   5,697              135,787
     Decrease in other receivables                                                             27,058              125,809
     Decrease in deferred tax benefit                                                               0              371,036
     Decrease (increase) in deposits                                                            1,514               (6,927)
     Decrease in accounts payable                                                            (585,548)            (304,231)
     Decrease in sales taxes payable                                                          (29,603)              (9,878)
     Decrease in accrued interest payable                                                  (1,085,917)          (1,051,246)
     Increase (decrease) in accrued expenses                                                   29,998           (1,275,810)
     Increase in income taxes payable                                                         330,553                    0
     Increase (decrease) in deposits                                                           26,346              (42,552)
                                                                                          -----------          -----------

      Net cash provided by operating activities                                               939,239              347,052
                                                                                          -----------          -----------
Cash flows from investing activities:
 Acquisitions of property and equipment, including net change in construction
  in progress, net of construction deposits received from franchisees                        (611,480)          (1,534,532)
 Proceeds from sales and disposals of property and equipment                                  284,181              494,917
 Acceptance of notes receivable                                                                (2,224)                   0
 Proceeds from collection of notes receivable                                                 455,382              444,073
                                                                                          -----------          -----------

      Net cash provided by (used for) investing activities                                    125,859             (595,542)
                                                                                          -----------          -----------
Cash flows from financing activities:
 Principal repayments under capital lease obligations                                         (19,190)             (11,970)
 Dividends paid                                                                              (625,000)            (827,900)
                                                                                          -----------          -----------

      Net cash used for financing activities                                                 (644,190)            (839,870)
                                                                                          -----------          -----------

   Net increase (decrease) in cash and cash equivalents during period                         420,908           (1,088,360)
                                                                                          -----------          -----------

Cash and cash equivalents, beginning of period                                              3,301,627            4,251,780
                                                                                          -----------          -----------

Cash and cash equivalents, end of period                                                  $ 3,722,535          $ 3,163,420
                                                                                          ===========          ===========










   The accompanying notes are an integral part of these financial statements.
                                      -7-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                      FOR THE THIRTY-NINE   FOR THE THIRTY-NINE
                                                          WEEK PERIOD            WEEK PERIOD
                                                              ENDED                 ENDED
                                                         MARCH 30, 1997        MARCH 28, 1996
                                                      -------------------   -------------------
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for:

 Interest                                                   $4,356,355           $4,363,718
                                                            ==========           ==========

 State and federal income taxes                             $  634,045           $   13,751
                                                            ==========           ==========

Cash paid during the thirty-nine week period ended March 30, 1997 for state and federal income taxes represents payments made by Great American Cookie Company, Inc. (the 'Company') to governmental authorities and to Cookies USA, Inc. ('Cookies USA'), the sole stockholder of the Company, pursuant to a tax sharing agreement between the two companies. The companies file consolidated federal and state tax returns. In accordance with the tax sharing agreement, the Company will pay Cookies USA an amount equal to federal and state income tax liabilities calculated on a separate basis for the Company. (See the Company's Form 10-K for the fiscal year ended June 30, 1996 for additional information.)

Supplemental disclosures of non-cash investing and financing activities:

During the thirty-nine weeks ended March 30, 1997, notes receivable with face amounts totaling $932,894 were received from unrelated franchisees in connection with the sale of 6 Company-operated stores. During the thirty-nine weeks ended March 28, 1996, notes receivable with face amounts totaling $296,363 were received from unrelated franchisees in connection with the sale of 2 Company-operated stores.












   The accompanying notes are an integral part of these financial statements.
                                      -8-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS





1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Great American Cookie Company, Inc. (the "Company") is an operator and franchisor of mall-based specialty retail cookie outlets and manufacturer of cookie batter which is sold to Company-operated and franchised retail stores.

     The accompanying financial statements of Great American Cookie Company, Inc. for the thirteen weeks ended and for the thirty-nine weeks ended March 30, 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, and the results of its operations and its cash flows for the periods presented. However, these results are not necessarily indicative of the results for any other interim period or the full year.

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


2.   NOTES RECEIVABLE

     Notes receivable consist of the following:


                                                   MARCH 30,  JUNE 30,
                                                     1997       1996
                                                   --------  ---------

        Notes receivable                           $743,645  $218,048
        Less: current portion                       569,052   198,085
                                                   --------  --------

        Notes receivable, net of current portion   $174,593  $ 19,963
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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS





3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                           MARCH 30,      JUNE 30,
                                              1997          1996
                                          -----------   ------------
     Land                                 $   240,000   $   240,000
     Building                                 760,795       760,795
     Building and leasehold improvements    7,104,749     7,724,036
     Furniture, fixtures, and equipment     3,182,400     3,227,210
     Vehicles                                  12,779        12,779
                                          -----------   -----------

                                           11,300,723    11,964,820
     Less: accumulated depreciation        (4,540,169)   (3,639,094)
                                          -----------   -----------

     Property and equipment, net          $ 6,760,554   $ 8,325,726
                                          ===========   ===========

4.   LONG-TERM DEBT

     Notes payable as of March 30, 1997 and June 30, 1996 represent notes issued in connection with the acquisition of the Company on December 10, 1993. Notes payable are described as follows:


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the results of operations of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended March 30, 1997 compared to the results of operations for the thirteen weeks ended March 28, 1996 and for the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996 is below. The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and is not stated.

THIRTEEN WEEKS ENDED MARCH 30, 1997 (THIRD QUARTER OF FISCAL 1997) COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 1996 (THIRD QUARTER OF FISCAL 1996)

Company and Franchise Store Activity

     As of March 30, 1997 there were 98 Company-operated stores and 229 franchised stores in operation. The store activity for the third quarter of fiscal 1997 and third quarter of fiscal 1996 is summarized as follows:


                                                      THIRD QUARTER         THIRD QUARTER
                                                      OF FISCAL 1997        OF FISCAL 1996
                                                   --------------------  --------------------
                                                   COMPANY-              COMPANY-
                                                   OPERATED  FRANCHISED  OPERATED  FRANCHISED
                                                   --------  ----------  --------- ----------
Stores open as of beginning of the quarter           98         232       111         225
 Stores opened (including relocations)                1           3         2           3
 Stores closed (including relocations)               (3)         (4)       (4)         (5)
 Stores sold to franchisees                           0           0        (1)          1
 Stores acquired from franchisees                     2          (2)        1          (1)
                                                    ---        ----       ---        ----

Stores open as of the end of the quarter             98         229       109         223

 Satellite locations as of the end of the quarter     9          30        11          36
                                                    ---        ----       ---        ----

 Total outlets as of the end of the quarter         107         259       120         259
                                                    ===         ===       ===         ===

     The above activity results in 1,261 Company-operated equivalent store weeks and 2,973 franchisee-operated equivalent store weeks during the thirteen week period ended March 30, 1997 compared to 1,438 Company-operated equivalent store weeks and 2,872 franchisee-operated equivalent store weeks during the thirteen week period ended March 28, 1996.

Total Revenue

     Total revenue decreased $489,000 or approximately 5.2% during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Each of the Company's revenue sources is discussed below:

     - Cookie and beverage sales at Company-operated retail stores decreased $745,000, or approximately 12.7%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The decrease in revenue from Company-operated retail stores was attributable to (a) a 12.3% decrease in Company-operated equivalent store weeks and (b) a 0.4% decrease in the average retail sales volume for Company-operated stores. On a comparable store basis, for those stores which were Company-operated in both fiscal 1997 and 1996, sales volumes increased 0.9% during the quarter. The average retail sales volume decreased at the same time that comparable store sales volumes increased due to some stores not being Company-operated in both fiscal 1997 and 1996, including those Company stores with higher than average sales volumes which were sold to franchisees in fiscal 1997 and 1996.

     - Batter sales to franchisees increased $354,000, or approximately 15.6%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The increase in batter sales to franchisees was primarily attributable to (a) a 12.1% increase in the volume of batter sold per franchisee-operated equivalent store week and (b) a 3.5% increase in franchisee-operated equivalent store weeks.

     - Franchise royalties increased $117,000, or approximately 11.8%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The increase in franchise royalties was attributable to
          (a) an increase in the average retail sales volume per franchisee-operated store of 8.2% and (b) a 3.5% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1997 and 1996, management estimates franchisees' sales volumes increased 6.3% during the quarter.

     - Revenue from franchise sales decreased $180,000, or approximately 70.5%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):




                                                        THIRD QUARTER  THIRD QUARTER
                                                         FISCAL 1997    FISCAL 1996
                                                         ------------  -------------
          Number of licenses sold to franchisees
          - existing stores                                         0             1
          - new stores                                              3             3

          Cash and notes from sale of existing stores      $        0     $ 250,000
          Less: net book value of existing stores sold              0       (70,000)
                                                           ----------     ---------
          Revenue from sale of existing stores                      0       180,000
                                                           ----------     ---------
          Revenue from license fees for new stores             75,000        75,000
          Revenue from other fees                                   0             0
                                                           ----------     ---------
          Revenue from license fees
           for new stores and other fees                       75,000        75,000
                                                           ----------     ---------
          Total revenue from sale of existing
           and new stores to franchisees                   $   75,000     $ 255,000
                                                           ==========     =========

     - Other revenue decreased $34,000, or approximately 70.7%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The decrease in other revenue is primarily attributable to (a) a decrease in construction assistance revenue for construction assistance performed by the Company for the franchisees and (b) an increase in sales discounts related to an increase in batter sales to franchisees.


Cost of Sales

     Cost of sales decreased $369,000, or approximately 7.7%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The decrease in cost of sales was primarily attributable to (a) a decline in cookie and beverage sales due to less Company-operated retail stores, (b) an improvement in wholesale batter margins, and (c) an improvement in retail margins offset by (d) an increase in batter sales to franchisees.

Retail Store Occupancy

     Retail store occupancy costs decreased $286,000, or approximately 14.7%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The decrease was primarily attributable to (a) a decrease in rent, CAM, and utilities expense primarily as a result of a 12.3% decrease in Company-operated equivalent store weeks and (b) a decrease in repairs and maintenance costs.

Other Retail Store Expenses

     Other retail store expenses decreased $140,000, or approximately 36.4%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The decrease in other retail store expenses was primarily attributable to
(a) a decrease in operating supplies expense within Company-operated stores in fiscal 1997 compared to fiscal 1996, in which additional costs related to the rollout of a new cookie merchandising program were incurred and (b) a 12.3% decrease in Company-operated equivalent store weeks.

Selling, General and Administrative

     Selling, general and administrative expenses decreased $11,000, or approximately 0.6%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. This decrease was primarily attributable to (a) a decrease in travel, insurance, and professional service costs offset by (b) an increase in marketing costs.

Other Expenses, Net

     Other expenses, net, decreased $87,000, or approximately 7.0%, during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The decrease was primarily attributable to an increase in interest income.

Net Loss

     Net loss decreased $368,000, or approximately 56.4%, for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The decrease in net loss was primarily attributable to (a) a 62.5% increase in operating income and (b) a 7.0% decrease in other expenses, net offset by (c) a 46.0% decrease in state and federal income tax benefit.

THIRTY-NINE WEEKS ENDED MARCH 30, 1997 (FISCAL 1997 YEAR-TO-DATE) COMPARED TO THIRTY-NINE WEEKS ENDED MARCH 28, 1996 (FISCAL 1996 YEAR-TO-DATE)

Company and Franchise Store Activity

     As of March 30, 1997 there were 98 Company-operated stores and 229 franchised stores in operation. The store activity for fiscal 1997 year-to-date and for fiscal 1996 year-to-date is summarized as follows:


                                                       FISCAL 1997           FISCAL 1996
                                                       YEAR-TO-DATE          YEAR-TO-DATE
                                                   --------------------  --------------------
                                                   COMPANY-              COMPANY-
                                                   OPERATED  FRANCHISED  OPERATED  FRANCHISED
                                                   --------  ----------  --------  ----------

Stores open as of beginning of the fiscal year       104         225       108         215
 Stores opened (including relocations)                 1           8        11          11
 Stores closed (including relocations)                (4)         (7)       (6)         (7)
 Stores sold to franchisees                            8           8        (6)          6
 Stores acquired from franchisees                      5          (5)        2          (2)
                                                     ---        ----       ---         ---

Stores open as of the end of the quarter              98         229       109         223

 Satellite locations as of the end of the quarter      9          30        11          36
                                                     ---        ----       ---         ---

 Total outlets as of the end of the quarter          107         259       120         259
                                                     ===        ====       ===         ===

     The above activity results in 3,917 Company-operated equivalent store weeks and 8,880 franchisee-operated equivalent store weeks during the thirty-nine week period ended March 30, 1997 compared to 4,268 Company-operated equivalent store weeks and 8,603 franchisee-operated equivalent store weeks during the thirty-nine week period ended March 28, 1996.

Total Revenue

     Total revenue decreased $169,000 or approximately 0.6% during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. Each of the Company's revenue sources is discussed below:

     - Cookie and beverage sales at Company-operated retail stores decreased $1,492,000, or approximately 7.9%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The decrease in revenue from Company-operated retail stores was attributable to (a) a 8.2% decrease in Company-operated equivalent store weeks offset by (b) a 0.3% increase in the average retail sales volume for Company-operated stores. On a comparable store basis, for those stores which were Company-operated in both fiscal 1997 and 1996, sales volumes increased 2.5%.

     - Batter sales to franchisees increased $889,000, or approximately 12.0%, during the thirty-nine weeks ended March 30, 1997, compared to the thirty-nine weeks ended March 28, 1996. The increase in batter sales to franchisees was primarily attributable to (a) a 8.8% increase in the volume of batter sold per franchisee-operated equivalent store week and (b) a 3.2% increase in franchisee-operated equivalent store weeks.

     - Franchise royalties increased $316,000, or approximately 9.7%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The increase in franchise royalties was attributable to (a) an increase in the average retail sales volume per franchisee-operated store of 6.5% and (b) a 3.2% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1997 and 1996, management estimates franchisees' sales volumes increased 4.8%.

     - Revenue from franchise sales increased $246,000, or approximately 34.4%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):



                                                        FISCAL 1997  FISCAL 1996
                                                        -----------  -----------
          Number of licenses sold to franchisees
               - existing stores                                 8            6
               - new stores                                      8            9

          Cash and notes from sale of existing stores   $1,327,000   $1,051,000
          Less: net book value of existing stores sold    (574,000)    (574,000)
                                                        ----------   ----------
          Revenue from sale of existing stores             753,000      477,000
                                                        ----------   ----------

          Revenue from license fees for new stores         200,000      225,000
          Revenue from other fees                            6,000       11,000
                                                        ----------   ----------
          Revenue from license fees
           for new stores and other fees                   206,000      236,000
                                                        ----------   ----------
          Total revenue from sale of existing
           and new stores to franchisees                $  959,000   $  713,000
                                                        ==========   ==========

     - Other revenue decreased $129,000, or approximately 113.0%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The decrease in other revenue is primarily attributable to (a) a decrease in sales of miscellaneous supplies to franchise stores and (b) a decrease in construction assistance revenue for construction assistance performed by the Company for the franchisees.


Cost of Sales

     Cost of sales decreased $759,000, or approximately 5.2%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The decrease in cost of sales was primarily attributable to (a) a decline in cookie and beverage sales due to less Company-operated retail stores, (b) a decrease in the cost of packaging and freight for Company-operated retail stores, and (c) an improvement in wholesale batter margins as a result of a price increase enacted in October 1996 offset by (d) an increase in batter sales to franchisees.

Retail Store Occupancy

     Retail store occupancy costs decreased $431,000, or approximately 7.9%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The decrease was primarily attributable to (a) a decrease in rent as a result of a decrease in Company-operated equivalent store weeks and (b) a decrease in repairs and maintenance costs.

Other Retail Store Expenses

     Other retail store expenses decreased $259,000, or approximately 25.6%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The decrease in other retail store expenses was primarily attributable to (a) a decrease in operating supplies expense within Company-operated stores in fiscal 1997 due to (1) the opening of 7 less Company stores in fiscal 1997 year-to-date versus fiscal 1996 year-to-date and (2) additional costs incurred in fiscal 1996 related to the rollout of a new cookie merchandising program and (b) a 8.2% decrease in Company-operated equivalent store weeks.

Selling, General and Administrative

     Selling, general and administrative expenses increased $61,000, or approximately 1.2%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. This increase was primarily attributable to (a) an increase in marketing costs and professional service fees offset by (b) a decrease in travel and insurance costs and (c) a decrease in various home office expenditures.

Other Expenses, Net

     Other expenses, net, decreased $182,000, or approximately 4.9%, during the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The decrease was primarily attributable to an increase in interest income.

Net Income

     Net income increased $997,000, or approximately 611.0%, for the thirty-nine weeks ended March 30, 1997 compared to the thirty-nine weeks ended March 28, 1996. The increase in net income was primarily attributable to a 30.1% increase in operating income, (b) a 4.9% decrease in other expenses, net offset by (c) a 79.7% increase in state and federal income tax expense.

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


                                FOR THE         FOR THE          FOR THE           FOR THE
                             THIRTEEN WEEK   THIRTEEN WEEK   THIRTY-NINE WEEK  THIRTY-NINE WEEK
                              PERIOD ENDED    PERIOD ENDED     PERIOD ENDED      PERIOD ENDED
                             MARCH 30, 1997  MARCH 28, 1996   MARCH 30, 1997    MARCH 28, 1996
                              (UNAUDITED)     (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                             --------------  --------------  ----------------  ----------------
Net income (loss)               $ (285)         $ (653)          $  834           $ (163)
Add:
 Depreciation                      439             506            1,333            1,309
 Amortization of goodwill          218             218              653              652
 Interest expense,
  net of interest income         1,006           1,093            3,094            3,277
 Amortization of debt
  issue costs                      143             143              429              429
 Provision for income taxes        (42)            (77)             911              507
                                ------          ------           ------           ------

EBITDA                           1,479           1,230            7,254            6,011

Add:
 Other non-cash items               73             108              120              182
 Interest income                    84              11              176               36
                                ------          ------           ------           ------

 Adjusted EBITDA                $1,636          $1,349           $7,550           $6,229
                                ======          ======           ======           ======

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

     The working capital balance of the Company as of March 30, 1997 and as of June 30, 1996 was $5.8 million and $3.2 million, respectively. The specialty retail cookie business does not require the maintenance of significant receivables or inventories; therefore, it is not unusual for the Company's working capital balance to be less than $5 million.

     The Company continually invests in its business through the addition of new Company-operated stores. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will build approximately two Company-operated stores, including relocations, during fiscal 1997, requiring aggregate expenditures of approximately $300,000 for store opening costs. The Company anticipates that its capital expenditures will be funded with cash generated by operations and the sale of existing Company-operated stores to franchisees, including initial license fees. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell stores to franchisees.

     During the thirteen week period ended March 30, 1997, the Company incurred total capital expenditures of approximately $218,000, including a net increase in construction in progress of $25,000. Total fiscal year-to-date capital expenditures are approximately $611,000, which includes a net increase in construction in progress of $64,000. The Company estimates that to adequately maintain the Atlanta batter production facility and existing Company-operated retail units, approximately $300,000 to $400,000 of capital expenditures are required annually.

     A portion of the consideration paid in connection with the acquisition of the Company in December 1993 consisted of Cookies USA Senior Preferred Stock and the cash provided by the sale by Cookies USA of Subordinated Notes, Junior Class A Preferred Stock, Junior Class B Preferred Stock, and Common Stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees, incurred by Cookies USA, and taxes. The Company expects to pay dividends and tax payments to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes and, if additional indebtedness is incurred that restricts such payments, by the terms of such additional indebtedness. During the thirteen week period ended March 30, 1997 the Company neither declared nor paid dividends to Cookies USA.

     After giving effect to the acquisition and the issuance of the Company's Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15. As of March 30, 1997 the Company had a cash balance of approximately $3,773,000. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter facility operations and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future. Notwithstanding this, the Company's liquidity is dependent upon its ability to sell both existing and new stores to franchisees.

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

GOODWILL

     In evaluating the Company's goodwill for possible impairment, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately became comfortable with such value based on potential growth rates which are lower than those the Company has experienced in the five years preceding the acquisition. The impairment review is based on comparing the carrying amount to the undiscounted cash flows over the remaining amortization period. No impairment is indicated as of March 30, 1997.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             27 Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K The Company did not file any reports on Form 8-K during the quarter ended March 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GREAT AMERICAN COOKIE COMPANY, INC.




Date: May 13, 1997            By: /s/David B. Barr
                                 --------------------------------------
                                     David B. Barr, President,
                                     Chief Financial Officer, and Treasurer
                                     (Principal Financial Officer)