Form 10-K405
period 1997-06-29
GREAT AMERICAN COOKIE CO INC
filed 1997-09-29
CIK 920110

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 1997

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

         None
--------------------------------------------------------------------------------

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

         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management

         Item 13.  Certain Relationships and Related Transactions

PART IV

         Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
                   8-K

                                     PART I

ITEM 1.   BUSINESS

         Great American Cookie Company, Inc. (the "Company" or "Great American Cookies"), incorporated in 1977 and headquartered in Atlanta, Georgia, is a leading operator and franchisor of mall-based specialty retail cookie outlets, including full-size stores and satellite sites, consisting of carts, wagons and kiosks. As of June 29, 1997, the Company had 363 retail outlets including 100 Company-operated and 263 franchised retail units generating $90.1 million in estimated system-wide annual sales. The Company derives its operating revenues principally from (i) the sale of cookies and beverages at Company-operated stores, (ii) the sale of proprietary batter to franchised stores, and (iii) the receipt of royalty payments based on gross sales of franchisees. In addition, the Company generates revenues from initial franchise fees and the sale of existing Company-operated stores to franchisees.

         For the fiscal year ended June 29, 1997, the Company had total revenue of $40.0 million, a .8% decrease from the fiscal year ended June 30, 1996, and Adjusted EBITDA of $9.6 million, a 15.7% increase from the fiscal year ended June 30, 1996. Over the last five fiscal years, the Company's total revenue growth from year to year has ranged from (2.5)% to 9.1% with a compound annual growth rate of approximately 2.3%. This growth over the past five years has largely been due to (i) an increase in the number of Company-operated and franchised outlets from 322 at June 25, 1992 to 363 at June 29, 1997 and (ii) an increase in average store sales, which have grown at a compound annual growth rate of approximately 1.5% over the past five fiscal years. Since the fiscal year ended June 24, 1993, the Company's Adjusted EBITDA has been $9.0 million, $8.2 million, $8.0 million (after add back of non-recurring litigation charge), $8.3 million and $9.6 for fiscal years 1993, 1994, 1995, 1996 and 1997, respectively. For a description and additional discussion of Adjusted EBITDA, see Item 6 - "Selected Financial Data".

BUSINESS STRATEGY

         Management believes that the Company's revenue growth and profitability over the past five years reflects the implementation of the following strategies:

         FRANCHISE SYSTEM: The Company's franchise system recognizes the importance of franchisees as both customers of products and vital links in the distribution of goods and services. Approximately 64% of franchises sold over the past three fiscal years have been sold to existing franchisees, reflecting, the Company believes, franchisees' enthusiasm for the Great American Cookies concept. Management believes that the Company's active support of the franchise concept has been important to the Company's growth.

         STORE MARKETING: The Company seeks to create a dynamic selling environment in its stores. The Company's strategy emphasizes strong merchandising of its products and the use of proactive sales techniques, including the free sampling of products and other methods intended to increase the size of customer orders.

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

SYSTEM AND FRANCHISE OVERVIEW

         COMPANY AND FRANCHISED RETAIL OUTLETS

         Estimated system-wide retail sales through both Company-operated and franchised retail units were $90.1 million in fiscal 1997, representing an increase of approximately 4.8% over fiscal 1996 estimated system-wide retail sales of $86.0 million. As of June 29, 1997, Great American Cookies had 363 retail units, including 100 Company-operated and 263 franchised units. Of these 363 retail units, 324 were full-size stores and 39 operated as satellite units, consisting of carts, wagons and kiosks. Over the past five fiscal years, Great American Cookies has increased its retail units as follows:

                                                          Store Openings and Closings(1)
                              --------------------------------------------------------------------------------------
                                    1993              1994             1995              1996              1997
                              ---------------     -------------    -------------     -------------     -------------
                                Co.     Fran.     Co.     Fran.    Co.     Fran.     Co.     Fran.     Co.     Fran.
Stores open at
   beginning of year.....        99     186      101      200     111      204      108      215      104      225
Stores opened(1).........        11      18       15       15      16       11       12       14        1       12
Stores closed(1).........        (6)     (7)      (7)      (9)     (8)     (11)     (10)     (10)     (10)      (8)
Stores sold to
   franchisees...........        (6)      6      (14)      14     (12)      12       (9)       9      (12)      12
Stores acquired
   from franchisees......         3      (3)       3       (3)      1       (1)       3       (3)       8       (8)
Stores acquired
   from Georgia Cookies(2)        -       -       13      (13)      -        -        -        -        -        -
                               ----     ---      ---      ---     ---      ---     ----      ---      ---      ---
Stores open at end
   of fiscal year........       101     200      111      204     108      215      104      225       91      233
                               ====     ===      ===      ===     ===      ===     ====      ===     ====      ===
Total stores.............           301               315             323                329               324
Estimated satellite
   locations.............            32                38              48                 39                39
Total retail units.......           333               353             371                368               363
Net change in retail units           11                20              18                 (3)               (5)

------------------------------
(1)     Stores opened and closed include store relocations.

(2) As part of the Acquisition, the Company acquired the stores of Georgia Cookies, Inc. in conjunction with acquiring the assets of TOGA Leasing and Sunbelt Investments.

         As of June 29, 1997, the Company's stores were located in 39 states, and Guam, with a concentration of retail outlets in the Southeastern and South-central United States. As of June 29, 1997, the Company had ten or more outlets in the following states:

                                                                                        % OF          % OF FISCAL
                                  COMPANY-                                             RETAIL         1997 SYSTEM-
STATE                             OPERATED        FRANCHISED          TOTAL            OUTLETS         WIDE SALES
-----                             --------        ----------          -----            -------         ----------
Texas.....................             1               52                53              14.6%             17.1%
Georgia...................            19               11                30               8.3%             10.1%
Florida...................             2               25                27               7.5%              6.6%
North Carolina............             0               19                19               5.3%              5.2%
Tennessee.................             1               16                17               4.7%              4.3%
Louisiana.................             3               13                16               4.4%              6.6%
New York..................             7                9                16               4.4%              3.6%
Virginia..................             9                7                16               4.4%              3.3%
Alabama...................             0               13                13               3.6%              4.6%
Ohio......................             7                5                12               3.3%              3.0%
South Carolina............             3                9                12               3.3%              3.2%
Illinois..................             1                9                10               2.8%              2.0%
Missouri..................             4                6                10               2.8%              2.9%


         For fiscal 1997, retail sales of Company-operated and franchised units in the Southeast accounted for approximately 45% of estimated system-wide sales. These Southeastern retail units (Georgia, Florida, North Carolina, Tennessee, Virginia, Alabama, and South Carolina) represented approximately 41% of the total Company-operated and franchised retail units.

         STORES AND UNITS

         The typical Great American Cookies store is about 700 square feet with a minimum of 15 linear feet of counter space. The current cost to build, equip and open a new store is approximately $139,000, consisting of approximately $100,000 in construction build-out costs, approximately $30,000 in equipment purchases, and approximately $9,000 of inventory. The cost of opening a new store can be significantly higher for some locations.

         In fiscal 1997, retail sales volume averaged approximately $225,000 per store for Company-operated stores, and approximately $296,000 per store for franchised stores, respectively. Management believes that the higher sales level in franchised stores reflects better locations of franchised stores and direct franchisee involvement in store operations.

         The Company and franchisees also operate kiosks, carts, and wagons in certain malls on a year-round basis. Kiosks are approximately 250 square foot units with self-contained baking ovens. Carts and wagons range in sizes from 30 to 92 square feet. Because of their small size, carts and wagons do not have baking equipment and are supplied cookie products by a fully equipped store.

         STORE LEASING

         Great American Cookies has followed a strategy of selling its products through retail outlets located almost exclusively in high-traffic shopping malls. The Company believes that the market for suitable locations remains highly competitive. Although lease rates vary, the Company generally pays rent of approximately $35,000 per year per location. Rents can be significantly higher for certain retail locations.

         Great American Cookies leases all of its Company-operated stores and most franchised locations, acting as sublessor to its franchisees. This arrangement gives the franchisee the benefit of the Company's real estate expertise, negotiating leverage and creditworthiness when dealing with mall landlords, all of which, the Company believes, result in better lease terms for the franchisee. The Company also believes that it is better able to manage its franchise business by being both licensor and sublessor to its franchisees. The Company generally leases store space for terms of between five and ten years.

         The expiration of Company leases for both Company-operated and franchised stores are spread over several years. The following table shows lease expirations through calendar year 2002 for Company-operated and franchised stores leased by the Company and the contribution of those stores to estimated system-wide sales for fiscal 1997.

                                                     % OF TOTAL
              CALENDAR YEAR                          SYSTEM-WIDE                             % OF TOTAL
                    OF              NUMBER OF       STORES AS OF        FISCAL 1997             1997
             LEASE EXPIRATION        STORES         JUNE 29, 1997         SALES $        SYSTEM-WIDE SALES
             ----------------        ------         -------------         -------        -----------------
                   1998                22                 6.2%             4,669,631             5.2%
                   1999                15                14.0%            13,067,610            14.5%
                   2000                37                10.3%             9,274,025            10.3%
                   2001                35                 9.8%             9,763,120            10.8%
                   2002                28                 7.8%             7,729,882             8.6%

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

         In fiscal 1997, existing Great American Cookies franchisees opened 12 stores, which management believes, reflects existing franchisees' enthusiasm for the Great American Cookies concept. Additionally, in fiscal 1997 the Company sold 12 existing Company-operated stores to franchisees of which 4 stores, or approximately 33%, were purchased by existing franchisees. The selling of existing Company-operated stores to new franchisees is consistent with management's strategy to franchise additional locations, to provide a turn-key experience to new franchisees, and to bring new franchisees into the system for future franchising of new stores.

         As of June 29, 1997, the ratio of franchised to Company-operated units was approximately 2.63:1. The number of franchised and Company-operated retail units for each of the last five fiscal years is as follows:


                                                NUMBER OF FRANCHISED VS. COMPANY-OPERATED RETAIL UNITS
                                                ------------------------------------------------------
                                        1993             1994             1995            1996            1997
                                        ----             ----             ----            ----            ----
NUMBER OF RETAIL UNITS:
   Franchised..................            222              231             251              253             263
   Company-operated............            111              122             120              115             100
                                         -----            -----           -----            -----           -----
                                           333              353             371              368             363
                                         =====            =====           =====            =====           =====

PERCENTAGE OF RETAIL UNITS:
   Franchised..................           66.7%            65.4%           67.7%            68.8%           72.5%
   Company-operated............           33.3%            34.6%           32.3%            31.2%           27.5%
                                        ------            -----           -----            -----           -----
                                         100.0%           100.0%          100.0%           100.0%          100.0%
                                        ======            =====           =====            =====           =====


         FRANCHISEE INVESTMENT

         Each franchisee pays the Company an initial licensing fee of $25,000 per store and is responsible for funding the build-out of the new store and purchasing initial batter inventory and supplies, at a total cost of approximately $164,000 (including the initial licensing fee), although the cost of opening a new store can be significantly higher for franchisees who purchase existing Company-operated stores and otherwise varies based on individual operating and location costs. The Company also charges franchisees a fee to purchase equipment and to provide other assistance in helping the franchisee to set up operations.

         FRANCHISEE PROFILE

         Great American Cookies franchisees come from a wide variety of business backgrounds and bring with them different operating styles and business objectives. Among the Company's franchisees are full-time store operators, passive investors, retired professionals and people seeking a second source of income. As of June 29, 1997, the five largest franchisees operated 71 stores and 6 satellite units and, the Company estimates, had aggregate retail sales of $22.2 million, or approximately 24.7% of total estimated system-wide retail sales.

         Over 41% of all franchisees currently operate more than one retail store, but at the end of fiscal year 1997, no single franchisee held licenses to more than 10.3% of the Company's total number of franchised outlets or accounted for more than 9.6% of total estimated system-wide retail sales.

RETAIL OPERATIONS

         STORE OPERATIONS AND MANAGEMENT

         The Company stresses the importance of having a full line of fresh-baked products for sale at all times. Products are baked in store ovens throughout the day. The typical transaction in Company-operated stores is approximately $2.55. Most stores operate two or three cash registers in order to minimize lines at peak periods, and at the end of each day, cash receipts are deposited in a local bank account.

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

         Great American Cookies monitors all Company-operated and franchised outlets with a regionally-based staff of field supervisors. In addition to monitoring store operations in their districts, the field staff is responsible for introducing new products and processes to the stores, ensuring proper implementation and quality control.

         Each field staff member is directly responsible for a specific group of stores, and reports to the Company's vice president of store operations. Field supervisors have historically been hired from outside of the Company and have previous experience in monitoring and supporting a number of retail stores. Some multiple-unit franchisees hire their own field supervisors, who supplement the field staff provided by the Company.

         COMPANY STORE PERSONNEL

         At June 29, 1997, the Company had approximately 660 employees in Company-operated stores, of whom approximately 180 were store managers and assistant store managers, 40 were full-time sales assistants and 440 were part-time sales assistants. During the period from November through February, the Company may hire as many as 250 additional part-time employees to handle additional mall traffic. Most employees are paid on an hourly basis, except store managers. The Company's employees are not unionized. The Company has never experienced any significant work stoppages and believes that its employee relations are good.

         Many of the Company's employees are paid hourly rates related to the federal minimum wage. The federal minimum wage increased from $4.75 to $5.15 on September 1, 1997. The September 1, 1997 minimum wage increase may negatively impact the Company's payroll costs in the short-term, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases.

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

COOKIES AND BATTER PRODUCTION

         COOKIE PRODUCTS

         Great American Cookies outlets sell a variety of cookies and brownies, as well as assorted soft drinks, frozen drinks, coffee and tea. It is not unusual for the Company to rotate the variety of cookies available system-wide, as it often replaces lower volume products with new offerings in an effort to increase sales. Cookie and brownie sales account for approximately 80% of a typical store's gross revenues, with beverage sales generating most of the balance. During fiscal 1997, the cookie and brownie product line included the following offerings:

      Original Chocolate Chip Cookies                  Triple Chocolate Cookies
      Oatmeal Walnut Raisin Cookies                    Chocolate Crunch Cookies
      Sugar Cookies                                    Original Chocolate Chip Cookies w/M&Ms(R)
      Pecan Chocolate Chip Cookies                     Peanut Butter Supreme Cookies w/M&Ms(R)
      Peanut Butter Supreme Cookies                    Shortbread Cookies
      Double Fudge Chocolate Chip Cookies              Cookie Cakes
      Chewy Chocolate Supreme Cookies                  Cookie Cakes by the Slice
      Chewy Pecan Supreme Cookies                      Fudge Brownies
      Double Doozie and Dinky Doozie Cookies           Fudgenut Brownies
      White Chunk Macadamia Cookies                    Cheesecake Brownies
      Snickerdoodles                                   Chocolate Cheesecake Swirl Brownies
      Domino Cookies                                   Pumpkin Cheesecake Brownies
                                                       Fat Free Brownies

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

         PRODUCT DEVELOPMENT

         The Company is continually developing new products which are introduced on a trial basis into Company-operated stores prior to being available to all stores. In this way a portion of any start-up costs and related problems are absorbed by the Company without disrupting franchise operations.

         BATTER PRODUCTION AND SUPPLIERS

         The Company's Atlanta batter facility currently produces over 11 million pounds of batter per year, operating one ten-hour shift, four to seven days per week based on seasonal demand. The plant employs approximately 30 line workers plus a director of manufacturing.

         Raw ingredients are mixed into "ready to bake" batter which is then packaged at the batter facility. This batter, which has a shelf life of about 120 days, is stored at the batter facility for an average of one to three weeks, depending on demand, before being shipped to retail stores by independent refrigerated carriers. Once the product is shipped to a store, store sales assistants scoop the refrigerated batter onto cookie sheets and place them in standardized ovens for baking.

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

         The offer and sale of franchises by the Company is subject to regulation by the Federal Trade Commission (the "FTC") and to various state laws. Several state laws also regulate substantive aspects of the franchisor-franchisee relationship. The FTC requires the Company to furnish to prospective franchisees a Uniform Franchise Offering Circular containing prescribed information. A number of states in which the Company might consider franchising also regulate the sale of franchises and require registration of the Uniform Franchise Offering Circular with state authorities. Additionally, bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship in certain respects.

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

         The Company's principal competitor is Mrs. Fields' Original Cookies, which owns and franchises cookie stores throughout the United States. In management's view, competition between cookie stores primarily occurs in locating and obtaining new store locations. Specifically, as of June 29, 1997, approximately 9% of all Company-operated and franchised stores operate in malls which have other cookie retailers. Mrs. Field's Original Cookies has expressed an interest in acquiring the Company. Discussions are ongoing, but no agreement has been reached. (See Item 3.)

         Great American Cookies also competes, both for leasing opportunities and customers, with other confectionery and snack retailers, including pretzel, cinnamon roll, yogurt, ice cream, baked goods and candy shops.

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

FORWARD-LOOKING STATEMENTS

         The preceding section (Item 1. Business) contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including statements regarding unit growth, future retail occupancy costs, and future labor costs. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those stated in the forward-looking statements including, without limitation, the following: consumer spending trends and habits, mall traffic trends, increased competition among snack retailers, economic conditions in the regions where the Company and its franchisees operate stores, the ability to identify and secure suitable locations for new stores, the availability of experienced management and hourly employees, and the laws and regulations affecting labor and employee benefit costs.

ITEM 2.   PROPERTIES

         As of June 29, 1997, all of the Company's retail outlets were operated in leased premises. The Company's stores are primarily located in high-traffic shopping malls and are typically 700 square feet in size with a minimum of 15 linear feet of counter space. The current cost to build and equip a new store is approximately $139,000, consisting of $100,000 in construction build-out costs, $30,000 in equipment purchases and $9,000 in inventory. The cost of opening a new store can be significantly higher for some locations.

         As of June 29, 1997, the Company leased 296 retail stores, of which 205 were subleased to franchisees under terms which cover all obligations of the Company thereunder. Under its franchise agreements, the Company has certain rights to gain control of a retail site in the event of default under the lease or the franchise agreement. Most of the Company's operating leases provide for the payment of lease rents plus real estate taxes, utilities, insurance, common area charges and certain other expenses, as well as contingent rents which generally range from 8% to 10% of net retail store sales in excess of stipulated amounts.

         The Company owns its headquarters and batter facility which is located in a building of approximately 28,000 square feet in Atlanta, Georgia.

         The Company owns substantially all of the equipment used in Company retail outlets and corporate headquarters.

ITEM 3.   LEGAL PROCEEDINGS

         On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state, franchise and unfair trade practice laws. These allegations were made as a result of discussions held between the shareholder of Great American Cookies and Mrs. Fields Original Cookies, Inc. ("Mrs. Fields") regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, Inc, the sole stockholer of Great American Cookies. As of September 24, 1997, no agreement with Mrs. Fields has been reached nor has the Company been served with this lawsuit. The Company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims. Nevertheless, this action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results.

         In addition, from time to time the Company is subject to claims and legal actions in the ordinary course of its business. Such claims or legal actions would not have a material adverse effect on the Company or its business, and the Company is not aware that any other litigation is threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Market Information and Number of Stockholders. Great American Cookies is a wholly-owned subsidiary of Cookies USA, Inc. ("Cookies USA"). There is no established trading market for the Company's common stock.

          Dividends. During fiscal 1997, the Company declared and paid dividends of $1,250,000 to Cookies USA. The Company paid $1,383,900 of dividends to Cookies USA during fiscal 1996, of which $202,900 was declared and accrued in fiscal 1995.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth the summary historical financial data of the Company, and pro forma data that reflects the acquisition of the Company, Georgia Cookies, Inc., Toga Leasing and Sunbelt Investments by Cookies USA ("the Acquisition") (including the result of operations of Georgia Cookies, Inc., TOGA Leasing and Sunbelt Investments, the assets of which were acquired by Cookies USA and contributed to the Company). The following information should be read in conjunction with the financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company's results of operations which would have actually been obtained had such transactions been completed as of or for the periods presented or which may be obtained in the future. The information contained in the table below is presented in thousands (000's) except "Fixed charge coverage ratio" and "Number of retail outlets as of period end".

                                           THE
                                      PREDECESSOR(1)                                  THE COMPANY
                                      --------------   ----------------------------------------------------------------------------
                                                                      PRO FORMA (UNAUDITED)
                                                                 ------------------------------
                                       TWENTY-FOUR     TWENTY-NINE
                                       WEEK PERIOD     WEEK PERIOD  FISCAL YEAR  FISCAL YEAR   FISCAL YEAR  FISCAL YEAR  FISCAL YEAR
                                          ENDED           ENDED       ENDED        ENDED          ENDED        ENDED        ENDED
                                        DECEMBER 9,      JUNE 30,     JUNE 24,     JUNE 30,      JUNE 29,     JUNE 30,     JUNE 29,
                                          1993            1994        1993(3)      1994(2)        1995         1996         1997
                                          ----            ----        ----         ----           ----         ----         ----
  Total revenue.......................  $16,070           $21,935       $38,947     $39,667      $41,408        $40,384      $40,042

  Cost of sales.......................    7,537            10,887        18,327      18,968       19,975         19,522       18,615
  Retail store
    occupancy costs...................    2,747             4,133         6,788       7,353        7,588          7,379        7,055
  Other retail
    store expenses....................      404               785         1,115       1,189        1,539          1,316        1,019
  Selling, general
    and administrative................    3,212             4,135         6,328       6,787        7,482          7,107        7,240
  Other expenses, net.................      354             4,609         4,888       4,920        4,838          4,883        4,691
                                        -------           -------       -------     -------      -------        -------      -------
  Income (loss) before non-recurring
     litigation charge and taxes......    1,816            (2,614)        1,501         450          (14)           177        1,422
  Non recurring Litigation charge.....        -                 -             -           -          396              -            -
                                        -------           -------       -------     -------      -------        -------      -------

  Income (loss) before taxes..........    1,816            (2,614)        1,501         450         (410)           177        1,422
  Provision (benefit)
    for income taxes(4)...............       28              (838)            -           -          277            416          887
                                        -------           -------       -------     -------      -------        -------      -------
  Net income (loss)(5)................    1,788           $(1,776)            -           -      $  (687)       $  (239)     $   535
                                                          =======                                =======        =======      =======
Unaudited pro forma:
  Provision for income taxes(4).......      700                 -           971         573
                                        -------                         -------     -------
  Net income..........................  $ 1,088                 -       $   530     $  (123)
                                        =======                         =======     =======
BALANCE SHEET DATA:
Total assets..........................   20,898            58,908(7)          -           -       54,376         54,549       53,191
Long-term debt........................    4,220            40,000(8)          -           -       40,000         40,000       40,000

OTHER DATA (UNAUDITED):
EBITDA(9).............................    2,742             1,297         8,661       7,658        6,697          7,783        8,923
Adjusted EBITDA(9)....................        -             3,599         8,957       8,165        7,582          8,273        9,575
Adjusted EBITDA after adding
back nonrecurring litigation
charge  ..............................        -             3,599         8,957       8,165        7,978          8,273        9,575
Fixed charge coverage
  ratio(6)............................                        1.4           2.0         1.8          1.7            1.9          1.9
Number of retail outlets
  as of period end
    Company-operated..................        -               122           122         122          120            115          100
    Franchised........................        -               231           211         231          251            253          263
                                        -------           -------       -------     -------      -------        -------      -------
      Total...........................        -               353           333         353          371            368          363
                                        =======           =======       =======     =======      =======        =======      =======
Est. System-wide sales................        -                 -       $75,144     $77,901      $82,822        $85,963      $90,061
Average annual sales
  per store in system.................        -                 -           256         254          259            260          275

----------------------------
(1) Predecessor data includes only the results of operations and balance sheet data for the Company.

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

(6) Represents the ratio of Adjusted EBITDA to interest expense (including accruals and the interest component of capitalized lease obligations).

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

                                    THE
                               PREDECESSOR(1)                                  THE COMPANY
                               --------------   ----------------------------------------------------------------------------
                                                               PRO FORMA (UNAUDITED)
                                                            ----------------------------
                                TWENTY-FOUR   TWENTY-NINE
                                WEEK PERIOD   WEEK PERIOD  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR  FISCAL YEAR
                                   ENDED         ENDED       ENDED        ENDED        ENDED        ENDED         ENDED
                                DECEMBER 9,     JUNE 30,     JUNE 24,     JUNE 30,     JUNE 29,      JUNE 30,     JUNE 29,
                                  1993           1994        1993(3)      1994(2)       1995          1996         1997
                                  ----           ----        ----         ----          ----          ----         ----
Net income (loss).........       $1,788       $(1,776)      $  530       $ (123)      $ (687)      $ (239)       $  535
Add:
Depreciation..............          572           750        1,395        1,407        1,662        1,853         1,940
Amortization of goodwill..            -           487          877          882          877          870           870
Interest expense, net of
  interest income.........          304         2,357        4,332        4,346        4,263        4,311         4,105
Amortization of debt
  issue costs.............           50           317          556          573          575          572           586
Provision (benefit) for
  income taxes............           28          (838)         971          573          277          416           887
                                 ------       -------       ------       ------       ------       ------        ------
EBITDA....................       $2,742       $ 1,297       $8,661       $7,658       $6,967       $7,783        $8,923
                                 ======
Other non-cash items......                        232          220          395          518          433           401
Interest income...........                        134           76          112           97           57           251
Employment related
  acquisition costs.......                      1,936            -            -            -            -             -
                                              -------       ------       ------       ------       ------        ------

Adjusted EBITDA...........                    $ 3,599       $8,957       $8,165       $7,582       $8,273        $9,575
Nonrecurring litigation...                          -            -            -          396            -             -
                                              -------       ------       ------       ------       ------        ------
Adjusted EBITDA after
  adding back nonreucrring
  litigation charge.......                    $ 3,599       $8,957       $8,165       $7,978       $8,273        $9,575
                                              =======       ======       ======       ======       ======        ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and have not been stated.

Accounting period

         During the fiscal year ending June 30, 1996, the Company changed its year end from the last Thursday in the month of June to the last Sunday in the month of June. As a result, three days were added to the fifty-two week period ended Thursday, June 27, 1996 to effectively change the Company's fiscal year end to Sunday, June 30, 1996. This change does not materially impact the comparability of the years presented in these financial statements.

         FIFTY-TWO WEEKS ENDED JUNE 29, 1997 (FISCAL YEAR 1997) COMPARED TO FIFTY-TWO WEEKS ENDED JUNE 30, 1996 (FISCAL YEAR 1996)


Company and Franchise Store Activity

         As of June 29, 1997, there were 91 Company-operated stores and 233 franchised stores in operation. The store activity for fiscal year 1997 and for fiscal year 1996 is summarized as follows:


                                                                 FISCAL 1997                       FISCAL 1996
                                                                 -----------                       -----------
                                                          COMPANY-                           COMPANY-
                                                          OPERATED         FRANCHISED        OPERATED        FRANCHISED
                                                          --------         ----------        --------        ----------
Stores open as of beginning of the fiscal year                104              225              108              215
     Stores opened (including relocations)                      1               12               12               14
     Stores closed (including relocations)                    (10)              (8)             (10)             (10)
     Stores sold to franchisees                               (12)              12               (9)               9
     Stores acquired from franchisees                           8               (8)               3               (3)
                                                             ----             ----             ----             ----
Stores open as of the end of the year                          91              233              104              225

     Satellite locations as of the end of the year              9               30               11               28
                                                             ----             ----             ----             ----
     Total outlets as of the end of the year                  100              263              115              253
                                                             ====             ====             ====             ====


         The above activity results in 5,161 Company-operated equivalent store weeks and 11,858 franchisee-operated equivalent store weeks during the fiscal year ended June 29, 1997 compared to 5,661 Company-operated equivalent store weeks and 11,544 franchisee-operated equivalent store weeks during the fiscal year ended June 30, 1996.

Total Revenue

         Total revenue decreased approximately $341,000, or 0.8%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. Each of the Company's revenue sources is discussed below:

         - Cookie and beverage sales at Company-operated retail stores decreased approximately $2,344,000, or 9.5%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The decrease in revenue from Company-operated retail stores was attributable to (a) an 8.8% decrease in Company-operated equivalent store weeks and
                  (b) a 0.7% decrease in the average retail sales volume for Company-operated stores. On a comparable store basis, (those stores which were Company-operated during the entire 1997 and 1996 fiscal years), sales volumes increased 1.3%. The change in average store volume does not equal the change in comparable store sales volume due to differences in the stores being compared as a result of opening, closing, selling, and acquiring stores throughout the year.

         - Batter sales to franchisees increased approximately $1,166,000, or 11.5%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The increase in batter sales to franchisees was primarily attributable to (a) an 8.8% increase in the volume of batter sold per franchisee-operated equivalent store week and (b) a 2.7% increase in franchisee-operated equivalent store weeks.

         - Franchise royalties increased approximately $440,000, or 10.3%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The increase in franchise royalties was attributable to (a) an increase in the average retail sales volume per franchisee-operated store of 7.6% and (b) a 2.7% increase in franchisee-operated equivalent store weeks. On a comparable store basis, (those stores which were franchisee-operated during the entire 1997 and 1996 fiscal years), management estimates franchisees' sales volumes increased 5.5%.

         - Revenue from franchise sales increased approximately $446,000, or 38.5%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):

                                                                                   FISCAL 1997           FISCAL 1996
                                                                                 ---------------      -----------------
                    Number of licenses sold to franchisees
                             - existing stores                                               12                     9
                             - new stores                                                    12                    11

                    Cash and notes from sale of existing stores                    $  2,045,000          $  1,602,000
                    Less: net book value of existing stores sold                        818,000               741,000

                    Revenue from sale of existing stores                              1,227,000               861,000
                                                                                   ------------          ------------
                    Revenue from license fees for new stores                            300,000               275,000
                    Revenue from other fees                                              75,000                21,000
                                                                                   ------------          ------------
                    Revenue from license fees
                      for new stores and other fees                                     375,000               296,000
                                                                                   ------------          ------------
                    Total revenue from sale of existing
                      and new stores to franchisees                                $  1,602,000          $  1,157,000
                                                                                   ============          ============


         - Other revenue decreased approximately $50,000, or 43.1%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The decrease in other revenue was primarily attributable to (a) a decrease in construction assistance revenue derived from construction assistance performed by the Company for the franchisees and
                  (b) an increase in batter discounts given to franchisees as a result of increased batter sales to franchisees in fiscal 1997.

Cost of Sales

         Cost of sales decreased approximately $907,000, or 4.6%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The decrease in cost of sales was primarily attributable to (a) a decline in cookie and beverage sales due to less Company-operated equivalent store weeks, and (b) a decrease in the cost of packaging and freight for Company-operated retail stores, offset by (c) an increase in batter sales to franchisees.

Retail Store Occupancy

         Retail store occupancy costs decreased approximately $324,000, or 4.4%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The decrease was primarily attributable to an 8.8% decrease in Company-operated equivalent store weeks.

Other Retail Store Expenses

         Other retail store expenses decreased approximately $297,000, or 22.6%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The decrease in other retail store expenses was primarily attributable to (a) a decrease in operating supplies expense within Company-operated stores in fiscal 1997 due to (1) the opening of 11 less Company-operated stores in fiscal 1997 versus fiscal 1996 and (2) additional costs incurred in fiscal 1996 related to the rollout of a new cookie merchandising program and (b) an 8.8% decrease in Company-operated equivalent store weeks, offset by (c) an increase in point-of-sale marketing expenses in Company-operated stores.

Selling, General and Administrative

         Selling, general and administrative expenses increased approximately $135,000, or 1.9%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. This increase was primarily attributable to
(a) an increase in point-of-sale marketing expenses on behalf of franchisees,
(b) an increase in professional service fees and (c) an increase in salaries, offset by (d) a decrease in travel expense and (e) a decrease in insurance costs.

Other Expenses, Net

         Other expenses, net, decreased approximately $193,000, or 3.9%, during the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The decrease was primarily attributable to an increase in interest income.

Net Income (Loss)

         Net income increased approximately $774,000, or 323.3%, for the fiscal year ended June 29, 1997 compared to the fiscal year ended June 30, 1996. The increase in net income was primarily attributable to a 20.8% increase in operating income, (b) a 3.9% decrease in other expenses, net, offset by (c) a 113.3% increase in state and federal income tax expense.

FIFTY-TWO WEEKS ENDED JUNE 30, 1996 (FISCAL YEAR 1996) COMPARED TO FIFTY-TWO WEEKS ENDED JUNE 29, 1995 (FISCAL YEAR 1995)

Company and Franchise Store Activity

         As of June 30, 1996 there were 104 Company-operated stores and 225 franchised stores in operation. The store activity for the fiscal year ended June 30, 1996 and for the fiscal year ended June 29, 1995 is summarized as follows:

                                                                 FISCAL 1996                     FISCAL 1995
                                                         -------------------------        ------------------------
                                                         COMPANY-                         COMPANY-
                                                         OPERATED       FRANCHISED        OPERATED       FRANCHISED
                                                         --------       ----------        --------       ----------
Stores open as of the beginning of the year                  108             215               111           204
         Stores opened (including relocations)                12              14                16            11
         Stores closed (including relocations)               (10)            (10)               (8)          (11)
         Stores sold to franchisees                           (9)              9               (12)           12
         Stores acquired from franchisees                      3              (3)                1            (1)
                                                            ----           -----              ----          ----
Stores open as of the end of the year                        104             225               108           215

         Satellite locations as of the end of the year        11              28                12            36
                                                            ----           -----              ----          ----
         Total outlets as of the end of the year             115             253               120           251
                                                            ====           =====              ====          ====

         The activity reflected above resulted in 5,661 and 5,879
Company-operated equivalent store weeks and 11,544 and 10,716 franchisee-operated equivalent store weeks during fiscal 1996 and fiscal 1995, respectively.

Total Revenue

         Total revenue decreased $1,024,000 or approximately 2.5%, during fiscal 1996 compared to fiscal 1995, primarily attributable to the following:


         - Cookie and beverage sales at Company-operated retail stores decreased $1,629,000 or approximately 6.2% during fiscal 1996 compared to fiscal 1995. The decrease in revenue from Company-operated retail stores was primarily attributable to
                  (a) an approximately 3.7% decrease in Company-operated equivalent store weeks and (b) a decrease in the average retail sales volume for Company-operated stores. Specifically, the average retail sales volume for Company-operated stores decreased approximately 2.6% per equivalent store week. On a comparable store basis, (those stores which were Company-operated during the entire 1996 and 1995 fiscal years), sales volumes decreased 0.3%.

         - Revenue from franchise sales decreased approximately $392,000 or 25.3% during fiscal 1996 compared to fiscal 1995. Revenue from selling existing and new stores to franchisees is summarized below (rounded):

                                                                                        FISCAL              FISCAL
                                                                                         1996                1995
                                                                                    ------------        ------------
                    Number of licenses sold to franchisees
                                  - existing                                                   9                  12
                                  - new                                                       11                  11

                    Cash proceeds from sale of existing stores                       $ 1,602,000         $ 2,558,000
                    Less:   Net book value of existing stores sold                      (741,000)         (1,346,000)
                                                                                     -----------         -----------
                    Revenue from sale of existing stores                                 861,000           1,212,000
                                                                                     -----------         -----------

                    Revenue from license fees for new stores                             275,000             280,000
                    Revenue from other fees                                               21,000              57,000
                                                                                     -----------         -----------
                    Revenue from license fees for new stores and other fees              296,000             337,000
                                                                                     -----------         -----------
                            Total revenue from sales of existing and
                                   new stores to franchisees                         $ 1,157,000         $ 1,549,000
                                                                                     ===========         ===========


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

         - Franchise royalties increased $312,000 or approximately 7.9% during fiscal 1996 compared to fiscal 1995. The increase in franchise royalties was primarily attributable to (a) an increase of approximately 7.7% in equivalent franchisee-operated retail store weeks and (b) an increase in the average franchisee-operated equivalent store sales volume of 0.2%. On a comparable store basis, (those stores which were franchisee-operated during the entire 1996 and 1995 fiscal years), management estimates franchisees' sales volumes did not change materially.

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

         The working capital balance of the Company as of June 29, 1997 and as of June 30, 1996 was $5.7 million and $3.2 million, respectively. The specialty retail cookie business does not require the maintenance of significant receivables or inventories; therefore, it is not unusual for the Company's working capital balance to be less than $5 million.

         The Company regularly invests in its business through the addition of new Company-operated units. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will open approximately 2 Company-operated stores during fiscal 1998. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell new and existing stores to franchisees.

         During fiscal 1997, the Company opened 1 Company-operated store and remodeled 1 store, requiring capital expenditures of approximately $251,000. Total fiscal 1997 capital expenditures were approximately $1,100,000 while capital expenditures for fiscal 1996 totaled approximately $1,900,000.

         The Company is a 100% subsidiary of Cookies USA and the sole operating unit of the consolidated entity. As of June 29, 1997, Cookies USA had outstanding debt consisting of $10 million of Subordinated Notes. Additionally, as of June 29, 1997, Cookies USA had outstanding securities and accrued dividends of $12,738,658 of Senior Preferred Stock, $2,944,178 Junior Class A Preferred Stock, $883,253 of Junior Class B Preferred Stock and $250,000 of common stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees, incurred by Cookies USA. The Company expects to pay dividends to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes and, if additional indebtedness is incurred that restricts such payments, by the terms of such additional indebtedness. During fiscal 1997, the Company declared and paid $1,250,000 of dividends to Cookies USA. The Company paid $1,383,900 of dividends to Cookies USA during fiscal 1996, of which $202,900 was declared and accrued in fiscal 1995.

         Based on the terms of the Company's Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15. As of June 29, 1997 the Company had a cash balance of approximately $4,884,000. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter facility operations and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future.

         The preceding discussion of liquidity and capital resources contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including statements regarding unit growth and cash requirements. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those stated in the forward-looking statements including, without limitation, the following: consumer spending trends and habits, mall traffic trends, increased competition among snack retailers, economic conditions in the regions where the Company and its franchisees operate stores, the ability to identify and secure suitable locations for new stores, the availability of experienced management and hourly employees, and the laws and regulations affecting labor and employee benefit costs.

SEASONALITY AND INFLATION

         The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

         The Company does not believe that inflation has materially affected earnings during the past three years. Most of the leases for the Company's stores contain rental escalation clauses based upon cost increases incurred by lessors, and many of the Company's employees are paid hourly rates related to the federal minimum wage. The federal minimum wage increased from $4.75 to $5.15 on September 1, 1997. The minimum wage increase may negatively impact the Company's payroll costs in the short-term, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases. Historically, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

INCOME TAXES

         The Company was treated as an S Corporation for income tax purposes for all periods presented prior to December 10, 1993. The pro forma income tax information has been computed as if the Company were subject to federal and state income tax laws in effect during the respective periods.

GOODWILL

         In determining the value of the Company, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately determined such value based on potential growth rates, which were lower than those the Company experienced in the five years preceding the acquisition. The carrying value of goodwill is evaluated periodically for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted cash flows from continuing operations over the remaining amortization period. No impairment is indicated as of June 29, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT AMERICAN COOKIE COMPANY, INC.

         Report of Independent Accountants
         Balance Sheet as of June 29, 1997 and June 30, 1996
         Statement of Operations for the fifty-two week periods ended June 29, 1997 and June 30, 1996 Statement of Changes in Stockholder's Equity for the fifty-two week periods ended June 29, 1997 and June 30, 1996
         Statement of Cash Flows for the fifty-two week periods ended June 29, 1997 and June 30, 1996 Notes to Financial Statements

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Great American Cookie Company, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of Great American Cookie Company, Inc. at June 29, 1997 and June 30, 1996, and the results of its operations and its cash flows for the fifty-two week periods then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Atlanta, Georgia
August 15, 1997, except for
      Note 14 as to which
      the date is September 24, 1997

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET

                                                                                            JUNE 29,     JUNE 30,
                                                                                              1997         1996
                                                                                         ----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $ 4,883,991    $ 3,301,627
   Accounts receivable - trade                                                             1,701,587      1,675,584
   Inventory (Notes 1 and 2)                                                               1,291,907      1,443,811
   Prepaid expenses (Note 3)                                                               1,227,378      1,175,309
   Income tax receivable                                                                           0        155,789
   Current deferred tax benefit (Notes 1 and 10)                                               4,578         81,360
   Current portion of notes receivable (Note 4)                                              867,207        198,085
   Other receivables                                                                           8,548         33,899
                                                                                         -----------    -----------
     Total current assets                                                                  9,985,196      8,065,464
                                                                                         -----------    -----------

Property and equipment, net of accumulated depreciation (Note 5)                           6,304,591      8,325,726
Construction in progress, net of construction deposits received from franchisees              91,759         29,258
                                                                                         -----------    -----------
                                                                                           6,396,350      8,354,984
                                                                                         -----------    -----------

Other assets:
   Deferred loan costs, net of accumulated amortization
     of $2,049,700 and $1,464,100, respectively (Note 1)                                   2,050,069      2,608,958
   Notes receivable, net of current portion (Note 4)                                         302,512         19,963
   Deferred tax benefit (Notes 1 and 10)                                                   1,293,006      1,419,143
   Deposits                                                                                   49,615         61,386
   Accrued straight-line minimum rent receivable for subleases to                          1,266,701      1,300,872
                                                                                         -----------    -----------
                                                                                           4,961,903      5,410,322
                                                                                         -----------    -----------
Cost in excess of fair value of net assets acquired (goodwill), net of
   accumulated amortization of $3,104,351 and $2,233,851, respectively (Note 1)           31,847,974     32,718,474
                                                                                         ------------   -----------

                                                                                         $53,191,423    $54,549,244
                                                                                         -----------    -----------
LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Accounts payable                                                                      $   376,035    $   832,044
   Sales taxes payable                                                                       105,065        129,974
   Accrued interest payable                                                                1,993,750      1,996,681
   Accrued expenses (Note 6)                                                               1,005,934        818,912
   Income taxes payable                                                                       34,133        225,564
   Deposits                                                                                  673,277        738,542
   Dividends payable                                                                         125,000        125,000
                                                                                         -----------    -----------
     Total current liabilities                                                             4,313,194      4,866,717
                                                                                         -----------    -----------
Capital lease obligations (Note 9)                                                            62,214         87,603
                                                                                         -----------    -----------
Accrued straight-line minimum rent payable (Note 1)                                        2,113,057      2,176,523
                                                                                         -----------    -----------
Long-term debt (Note 7)                                                                   40,000,000     40,000,000
                                                                                         -----------    -----------
Commitments and contingencies (Note 9)

Stockholder's equity (Note 11):
   Common stock, no par value, 2,000 shares authorized:
     210 shares issued and outstanding                                                    13,500,000     13,500,000
   Additional paid-in capital                                                                336,063        336,063
   Accumulated deficit                                                                    (7,133,105)    (6,417,662)
                                                                                         -----------    -----------
                                                                                           6,702,958      7,418,401
                                                                                         -----------    -----------

                                                                                         $53,191,423    $54,549,244
                                                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                                      -25-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS





                                                FOR THE FIFTY-TWO  FOR THE FIFTY-TWO
                                                WEEK PERIOD ENDED  WEEK PERIOD ENDED
                                                  JUNE 29, 1997      JUNE 30, 1996
                                                -----------------  -----------------
Revenue:
 Cookie and beverage sales                           $22,374,973        $24,718,712
 Batter sales to franchisees                          11,270,395         10,104,241
 Franchise royalties                                   4,729,310          4,288,846
 Franchise sales - existing and new stores             1,602,285          1,156,753
 Other - net                                              65,534            115,165
                                                     -----------        -----------
  Total revenue                                       40,042,497         40,383,717
                                                     -----------        -----------
Operating expenses:
 Cost of sales                                        18,615,205         19,522,528
 Retail store occupancy                                7,054,793          7,379,160
 Other retail store expenses                           1,019,046          1,315,818
 Selling, general and administrative expenses          7,241,470          7,106,685
                                                     -----------        -----------
  Total operating expenses                            33,930,514         35,324,191
                                                     -----------        -----------
Other (income) expenses, net:
 Interest income                                        (250,632)           (56,633)
 Interest expense                                      4,355,668          4,367,479
 Amortization of deferred loan costs                     585,600            572,400
                                                     -----------        -----------
  Total other expenses, net                            4,690,636          4,883,246
                                                     -----------        -----------
Income before taxes                                    1,421,347            176,280
State and federal income tax expense (Note 10)           886,790            415,695
                                                     -----------        -----------
Net income (loss)                                    $   534,557        $  (239,415)
                                                     ===========        ===========



   The accompanying notes are an integral part of these financial statements.
                                      -26-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                       ADDITIONAL                    TOTAL
                            COMMON      PAID-IN    ACCUMULATED   STOCKHOLDER'S
                             STOCK      CAPITAL      DEFICIT        EQUITY
                          -----------  ----------  ------------  -------------
Balance at June 29, 1995  $13,500,000    $336,063  $(4,997,247)   $ 8,838,816
 Net loss                                             (239,415)      (239,415)
 Dividends declared                                 (1,181,000)    (1,181,000)
                                                   -----------    -----------
Balance at June 30, 1996   13,500,000     336,063   (6,417,662)     7,418,401
 Net income                                            534,557        534,557
 Dividends declared                                 (1,250,000)    (1,250,000)
                                                   -----------    -----------
Balance at June 29, 1997  $13,500,000    $336,063  $(7,133,105)   $ 6,702,958
                          ===========    ========  ===========    ===========


   The accompanying notes are an integral part of these financial statements.
                                      -27-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS

                                                                                            FOR THE FIFTY-TWO  FOR THE FIFTY-TWO
                                                                                               WEEK PERIOD        WEEK PERIOD
                                                                                                  ENDED              ENDED
                                                                                              JUNE 29, 1997      JUNE 30, 1996
                                                                                            -----------------  -----------------
Cash flows from operating activities:
 Net income (loss)                                                                                $   534,557        $  (239,415)
 Adjustments to reconcile net income (loss)  to net cash provided by operating activities:
   Depreciation                                                                                     1,939,700          1,853,790
   Amortization of cost in excess of fair value of net assets acquired (goodwill)                     870,500            869,651
   Amortization of deferred loan costs                                                                585,600            572,400
   Net gain on sales and disposals of property, equipment, and inventory                             (550,164)          (402,303)
   Net (decrease) increase in accrued straight-line minimum rent payable and
    receivable, net                                                                                   (29,295)            85,985
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                                               (194,789)          (550,500)
     Decrease (increase) in inventory                                                                  95,387           (139,637)
     (Increase) in prepaid expenses                                                                   (52,069)           (99,976)
     Decrease (increase) in income tax receivable                                                     155,789             (8,206)
     Decrease in current deferred tax benefit                                                          76,782            175,427
     Decrease in other receivables                                                                     25,351            128,500
     Decrease (increase) in deferred tax benefit                                                      126,137            (54,107)
     Decrease (increase) in other assets                                                               11,771             (6,627)
     (Decrease) in accounts payable                                                                  (456,009)          (461,635)
     (Decrease) increase in sales taxes payable                                                       (24,909)             1,884
     (Decrease) increase in accrued interest payable                                                   (2,931)                 5
     Increase (decrease) in accrued expenses                                                          187,022         (1,096,735)
     (Decrease) increase in income taxes payable                                                     (191,431)           225,564
     (Decrease) in deposits                                                                           (65,265)           (21,970)
                                                                                              ---------------   ----------------

      Net cash provided by operating activities                                                     3,041,734            832,095
                                                                                              ---------------   ----------------
Cash flows from investing activities:
 Acquisitions of property and equipment, including net increase
  in construction in progress, net of construction deposits received from franchisees              (1,084,301)        (1,913,503)
 Proceeds from sales and disposals of property and equipment                                          452,745          1,083,428
 Proceeds from collection of notes receivable                                                         474,286            448,329
                                                                                              ---------------   ----------------

      Net cash used for investing activities                                                         (157,270)          (381,746)
                                                                                              ---------------   ----------------
Cash flows from financing activities:
 Payment of deferred loan costs                                                                       (26,711)                 0
 Principal repayments under capital lease obligations                                                 (25,389)           (16,602)
 Dividends paid                                                                                    (1,250,000)        (1,383,900)
                                                                                              ---------------   ----------------

      Net cash used for financing activities                                                       (1,302,100)        (1,400,502)
                                                                                              ---------------   ----------------

   Net increase (decrease) in cash and cash equivalents during period                               1,582,364           (950,153)

Cash and cash equivalents, beginning of period                                                      3,301,627          4,251,780
                                                                                              ---------------   ----------------

Cash and cash equivalents, end of period                                                          $ 4,883,991        $ 3,301,627
                                                                                              ===============   ================


   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)
                      STATEMENT OF CASH FLOWS (CONTINUED)


                                                                        FOR THE FIFTY-TWO         FOR THE FIFTY-TWO
                                                                           WEEK PERIOD               WEEK PERIOD
                                                                              ENDED                     ENDED
                                                                          JUNE 29, 1997             JUNE 30, 1996
                                                                          -------------             -------------
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for:
  Interest:                                                               $  4,358,599              $ 4,367,473
                                                                          ============              ===========
State and federal income taxes                                            $    727,095              $   118,500
                                                                          ============              ===========

   Cash paid during the fiscal years ended June 29, 1997 and June 30, 1996 for state and federal income taxes represents payments made by Great American Cookie Company, Inc. (the `Company') to governmental authorities and to Cookies USA, Inc. (`Cookies USA'), the sole stockholder of the Company, pursuant to a tax sharing agreement between the two companies. The companies file consolidated federal tax returns. In accordance with the tax sharing agreement, the Company will pay Cookies USA an amount equal to the federal income tax liability calculated on a separate basis for the Company. (See
   Note 10.)

Supplemental schedule of non-cash financing and investing activities:

   During the fifty-two weeks ended June 29, 1997, notes receivable with face amounts totaling $1,352,596 were received from unrelated franchisees in connection with the sale of 8 Company-operated stores.

   During the fifty-two weeks ended June 29, 1997, the Company exchanged accounts receivable from unrelated franchisees totaling $91,026 for fixtures and equipment and leasehold improvements representing retail cookie stores previously licensed by the franchisees.

   During the fifty-two weeks ended June 30, 1996, notes receivable with face amounts totaling $296,363 were received from unrelated franchisees in connection with the sale of 2 Company-operated stores.

   During the fifty-two weeks ended June 30, 1996, the Company exchanged accounts receivable from unrelated franchisees totaling $155,842 for fixtures and equipment and leasehold improvements representing retail cookie stores previously licensed by the franchisees.

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

         On December 10, 1993, the Company was acquired by Cookies USA, Inc. ("Cookies USA") in several transactions. Immediately following the acquisition, the Company changed its name from The Original Great American Chocolate Chip Cookie Company, Inc. to Great American Cookie Company, Inc. The acquisition was recorded in the accounts of the Company using the purchase method of accounting with "push-down" accounting. Due to the 22% interest retained by the selling stockholders of the Company via their common and convertible preferred stock interests in Cookies USA, the Company did not recognize an increase in the carrying value of 22% of the underlying assets of the Company.

         ACCOUNTING PERIOD
         During the fiscal year ending June 30, 1996, the Company changed its year end from the last Thursday in the month of June to the last Sunday in the month of June. As a result, three days were added to the fifty-two week period ended Thursday, June 27, 1996 to effectively change the Company's fiscal year end to Sunday, June 30, 1996. This change does not materially impact the comparability of the years presented in these financial statements.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value at June 29, 1997 due to the relatively short period to maturity of these instruments. The long-term notes payable with a fixed interest rate of 10.875% are recorded at face value (see Note 7); however, the notes' fair value at June 29, 1997, based on quoted market values, is approximately $40,400,000.

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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


         CASH EQUIVALENTS
         The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash equivalents. Cash equivalents at June 29, 1997 and June 30, 1996 consist of short-term commercial paper. These investments are stated at cost, which approximates market.

         INVENTORIES
         Inventories of cookie and brownie products, beverage products, paper and supplies and smallwares are stated at the lower-of-cost or market with cost determined on the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed in the year incurred, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed, and the related accumulated depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized in the statement of operations.

         Depreciation is provided using accelerated methods over the estimated useful lives of the assets which are as follows:

             Building                                  20 years
             Furniture, fixtures and equipment         5-7 years
             Building and leasehold improvements       lesser of 8 years or the life of the related lease


         During fiscal 1996, the Company revised its estimate of the useful life of certain leasehold improvements. The effect of this change in estimate was to increase fiscal 1996 pre-tax net loss by $214,000.

         STORE OPENING AND CLOSING COSTS
         Non-capital expenditures incurred in opening new stores or remodeling existing stores are expensed in the year incurred. When a store is closed, the store's unamortized balance in leasehold improvements and fixtures and equipment is recorded as a loss on store closing.

         DEFERRED LOAN COSTS
         Debt issue costs of approximately $4.0 million were incurred in connection with the issuance of the 10.875% senior secured notes payable due 2001 (see Note 7). Deferred loan costs are being amortized over the life of the related notes (85 months), with annual charges to income of approximately $572,000.

         COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED (GOODWILL) Cost in excess of fair value of net assets acquired (goodwill) is being amortized over a forty year period, with annual charges to income of approximately $870,000.

         The carrying value of goodwill is periodically evaluated for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted estimated cash flows from continuing operations over the remaining amortization period. No impairment is indicated as of June 29, 1997.

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

         RECLASSIFICATIONS
         Certain fiscal year 1996 amounts have been reclassified to conform to fiscal year 1997 presentation.

2.       INVENTORY

         The major components of inventory are as follows:

                                                                                JUNE 29,                JUNE 30,
                                                                                  1997                    1996
                                                                                  ----                    ----
             Raw ingredients                                                 $   237,204             $   218,512
             Batter, including retail stores                                     367,454                 454,005
             Beverage syrup                                                       55,473                  75,635
             Paper goods and packaging supplies                                  168,073                 190,375
             Purchased icing and decorative toppings held for resale              52,371                 106,531
             Equipment held for resale                                            75,042                  78,799
             Marketing and miscellaneous supplies held for resale                336,290                 319,954
                                                                             -----------             -----------
                                                                             $ 1,291,907             $ 1,443,811
                                                                             ===========             ===========

3.       PREPAID EXPENSES

         Prepaid expenses consist of the following:

                                                                               JUNE 29,              JUNE 30,
                                                                                 1997                  1996
                                                                                 ----                  ----
             Rent                                                            $ 1,158,181            $ 1,171,721
             Other                                                                69,197                  3,588
                                                                             -----------            -----------
                                                                             $ 1,227,378            $ 1,175,309
                                                                             ===========            ===========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


4.       NOTES RECEIVABLE

         Notes receivable consist of the following:


                                                                              JUNE 29,                 JUNE 30,
                                                                                1997                     1996
                                                                                ----                     ----
               Notes receivable                                             $  1,169,719            $    218,048
               Less current portion                                              867,207                 198,085
                                                                            ------------            ------------

               Notes receivable, net of current portion                     $    302,512            $     19,963
                                                                            ============            ============

         Notes receivables are due from various franchisees and principally result from the sale of existing Company-operated stores to franchisees. Each note is guaranteed by the purchaser and collateralized by the assets sold. Short-term notes generally carry an interest rate of 15% per annum and are intended to serve as interim financing until the franchisee can secure long-term financing from a third party lender. Notes classified as non-current are generally due in monthly installments of principal and interest, with the interest rates ranging between 9% and 12.5% per annum. The aggregate maturities of the notes receivable are as follows:

                 1998                               $    867,207
                 1999                                     65,390
                 2000                                     68,983
                 2001                                     56,686
                 2002                                     33,700
              Thereafter                                  77,753
                                                    ------------
                                                    $  1,169,719
                                                    ============

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                              JUNE 29,                  JUNE 30,
                                                                                1997                     1996
                                                                                ----                     ----
               Land                                                         $    240,000            $    240,000
               Building                                                          760,795                 760,795
               Building and leasehold improvements                             6,829,757               7,724,036
               Furniture, fixtures, and equipment                              3,228,241               3,239,989
                                                                            ------------            ------------

                                                                              11,058,793              11,964,820
               Less accumulated depreciation                                  (4,754,202)             (3,639,094)
                                                                            ------------            ------------

               Property and equipment - net                                 $  6,304,591            $  8,325,726
                                                                            ============            ============

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


6.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                JUNE 29,                JUNE 30,
                                                                                  1997                    1996
                                                                                  ----                    ----
               Employee compensation including payroll taxes                $    379,187            $    317,599
               Employee bonuses                                                  280,493                  20,000
               Construction expenses                                              14,588                  59,252
               Professional fees                                                 115,133                 107,500
               Other                                                             216,533                 314,561
                                                                            ------------            ------------
                                                                            $  1,005,934            $    818,912
                                                                            ============            ============

7.    LONG-TERM DEBT

         Notes payable at June 29, 1997 and June 30, 1996 represent notes issued on December 10, 1993. Notes payable are described as follows:

             10.875% senior secured notes payable due January 15, 2001,
                  Series B. Interest accrues daily and is payable
                  semi-annually on January 15 and July 15.            $40,000.00
                                                                      ==========

         The notes are secured by certain tangible and intangible assets, including, but not limited to, the equipment constituting the Company's batter production facility, the capital stock of all current and future subsidiaries of the Company, intellectual property rights and other intangible assets of the Company.

         The Company is subject to certain covenants provided for under the debt offering including limitations on restricted payments, limitations on incurrence of indebtedness and issuances of preferred stock, limitations on asset sales, limitations on liens, limitations on granting liens and restrictions on subsidiary dividends, maintenance of a fixed charge coverage ratio, limitations on mergers, consolidations or sale of assets, limitations on transactions with affiliates, and various reporting requirements to the holders of the Notes and the Securities and Exchange Commission. If a violation of a covenant occurs, the holders of at least 25% in principal amount of the then outstanding Notes may declare all outstanding Notes to be due and payable immediately. (See Note 11.)

8.       401(K) PROFIT SHARING PLAN

         The Company provides a defined contribution profit-sharing plan for all employees meeting certain requirements. On February 14, 1997, the Company amended the plan to include a pre-tax savings provision in accordance with Section 401(k) of the Internal Revenue Code ("the Plan").

         Under the Plan, eligible employees may contribute as much as 15% of their compensation up to the federal statutory limit, with the Company matching 25% of the first 6% of compensation contributed by the employee. The Company's matching portion of Plan contributions resulted in expense of $9,283 in fiscal 1997. During fiscal 1996, no amounts were expensed or contributed to the Plan by the Company.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS

9.       COMMITMENTS AND CONTINGENCIES

         The Company has various operating lease commitments on both Company-operated and franchised store locations. These leases generally contain escalating rental payments and various provisions for contingent rental payments based on sales volume. Future minimum lease payments, including scheduled escalating rental payments, are as follows:

             FISCAL PERIOD                                SUBLEASES TO
             ENDING JUNE               LEASES              FRANCHISES               NET
             -----------               ------              ----------               ---
               1998                $  9,792,211         $  6,658,319          $   3,133,892
               1999                   9,127,663            6,218,598              2,909,065
               2000                   8,132,980            5,530,849              2,602,131
               2001                   6,925,037            4,767,873              2,157,164
               2002                   5,831,774            3,859,155              1,972,619
               Thereafter            12,655,892            8,386,341              4,269,551
                                   ------------         ------------          -------------
                                   $ 52,465,557         $ 35,421,135          $  17,044,422
                                   ============         ============          =============

         Operating leases with escalating payment terms, including those subleased to franchisees, are expensed on a straight-line basis over the life of the related lease.

         For the fifty-two week periods ended June 29, 1997 and June 30, 1996, gross rent expense (including mall pass-through charges) was approximately $14,135,000 and $13,332,000, while sublease income (including mall pass-through charges) was approximately $10,533,000 and $9,628,000, respectively.

         The Company leases various office equipment under capital lease agreements expiring on various dates through 2000. The Company's aggregate future obligation under these agreements, net of interest expense, is $62,214.

         In connection with the sale of existing Company-operated stores to franchisees, the Company has guaranteed certain lease renewals to the respective franchisee. If such leases are not obtained, then predetermined payments shall be made to the franchisees as follows:

            FISCAL YEAR OF         NUMBER OF         AMOUNT OF
           LEASE EXPIRATION      LEASE RENEWALS      GUARANTEE
           ----------------      --------------      ---------
                 1998                  2             $   70,851
                 1999                  1                 74,843
                 2000                  1                 23,885
                 2001                  -                      -
                 2002                  1                 60,000
                                                     ----------
                                                     $  229,579
                                                     ==========


         As of June 29, 1997, the Company has not recorded any liability due to the above guarantees as these amounts represent loss contingencies which management believes are not probable.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         The Company is committed to purchases of certain raw materials from various suppliers over the next year at fixed prices. At June 29, 1997, these purchase commitments totaled approximately $1,900,000.

         From time to time the Company is subject to claims and legal actions in the ordinary course of its business. Other than the matter discussed in Note 14, the Company is not a party to any material litigation and is not aware that any such litigation is threatened.

10.      INCOME TAXES

         The Company and Cookies USA will file consolidated federal income tax returns for the fiscal period ending June 29, 1997, and the Company will reimburse Cookies USA for its share of the consolidated federal income tax liabilities under a tax sharing agreement. In accordance with the terms of the tax sharing agreement, the Company will pay Cookies USA an amount equal to the federal income tax liabilities calculated on a separate basis for the Company, and the Company's ability to utilize loss carrybacks and loss carryforwards could be limited. The agreement states that the Company may only use any of its carryforward or carryback amounts if not used by Cookies USA. The federal and state income tax provision recorded in the accompanying financial statements represents management's estimate of the Company's federal and state income tax liabilities calculated at combined federal and state statutory income tax rates based upon the Company's estimated taxable income for the fifty-two weeks ending June 29, 1997.

         The following information has been determined based upon the provisions of Statement of Financial Accounting Standards No. 109:

                                             FOR THE          FOR THE
                                             FIFTY-TWO        FIFTY-TWO
                                            WEEK PERIOD      WEEK PERIOD
                                               ENDED            ENDED
                                           JUNE 29, 1997    JUNE 30, 1996
                                           -------------    -------------
            Income tax provision:
                Current:   federal           $  575,954      $  263,557
                           state                107,917          31,007
                                             ----------      ----------
                                                683,871         294,564
                                             ----------      ----------

                Deferred:  federal           $  172,481      $  108,380
                           state                 30,438          12,751
                                             ----------      ----------
                                                202,919         121,131
                                             ----------      ----------

                                             $  886,790      $  415,695
                                             ==========      ==========

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


         The differences between income taxes at the statutory federal and state income tax rates and the income tax expense reported in the statement of operations are as follows:

                                                                FOR THE                        FOR THE
                                                               FIFTY-TWO                      FIFTY-TWO
                                                              WEEK PERIOD                    WEEK PERIOD
                                                                 ENDED                          ENDED
                                                             JUNE 29, 1997                  JUNE 30, 1996
                                                             -------------                  -------------
            Federal statutory tax rate                            34.0%                          34.0%
            State income taxes, net of federal benefit             4.0%                           4.0%
            Non-deductible amortization of goodwill               23.3%                         187.5%
            Other                                                  1.0%                          10.3%
                                                                 ------                         -----

                                                                  62.3%                         235.8%
                                                                 ======                         =====



         Deferred tax assets are comprised of the following:

                                                                 JUNE 29,                      JUNE 30,
                                                                  1997                          1996
                                                                  ----                          ----
            Current:
                Other                                         $    4,578                     $   81,360
                                                              ----------                     ----------

                                                              $    4,578                     $   81,360
                                                              ==========                     ==========
            Non-current:
                Depreciation                                  $  840,806                     $  896,800
                Other                                            452,200                        522,343
                                                              ----------                     ----------

                                                              $1,293,006                     $1,419,143
                                                              ==========                     ==========

11.      DIVIDENDS - REQUIREMENTS AND RESTRICTIONS

         Great American Cookie Company, Inc. is a 100% subsidiary of Cookies USA and the sole operating unit of the consolidated entity. As of June 29, 1997, Cookies USA has outstanding securities, excluding unpaid dividends, consisting of $10 million of Subordinated Notes, $10.5 million of Senior Preferred Stock, $2.5 million of Junior Class A Preferred Stock, $750,000 of Junior Class B Preferred Stock and $250,000 of common stock. Great American Cookie Company, Inc. is the sole source of cash for Cookies USA to pay interest, principal payments, or dividends on Cookies USA's outstanding securities.

         The $10 million of Subordinated Notes issued by Cookies USA carry an interest rate of 12.5% and require semi-annual interest payments on April 30 and October 31. Principal payments on the Subordinated Notes are due as follows: $2.5 million due October 31, 2001; $2.5 million due October 31, 2002; and $5.0 million due October 31, 2003.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS


         The 10,500 shares of $1.00 par Senior Preferred Stock issued by Cookies USA are 6% cumulative convertible shares. A share of the Senior Preferred Stock is convertible at any time at the option of the holder into 1.1308 shares of Cookies USA Common Stock. The holders of the Senior Preferred Stock are entitled to certain anti-dilution protection to maintain their percentage of ownership in Cookies USA. Accumulated dividends on the Senior Preferred Stock have priority over any dividends of "Junior Securities" (Junior Class A and Class B Preferred and Common Stock), but are subordinate to any debt payments of Cookies USA or the Company. Such preferred shares may be redeemed at any time for $1,000 per share plus accrued but unpaid dividends at the option of Cookies USA; however, all such shares not previously converted or redeemed shall be redeemed by payment in cash of $1,000 per share plus accrued but unpaid dividends on November 30, 2003. As of June 29, 1997, Cookies USA has accrued $2,238,658 for unpaid dividends due to the holders of the Senior Preferred Stock.

         The 2,500 shares of $1.00 par Junior Class A Preferred Stock and the 750 shares of $1.00 par Junior Class B Preferred Stock issued by Cookies USA are entitled to receive, when legally available and when declared, dividends at the rate of $50 per share per annum. Such shares may be redeemed by Cookies USA at any time for $1,000 per share plus all dividends accrued and unpaid; however, all such shares not previously redeemed shall be redeemed by payment of cash of $1,000 per share plus all accrued and unpaid dividends on the first business day of January 2004. The Junior Class A and B Preferred Stock have no conversion, preemptive, voting or subscription rights. As of June 29, 1997, Cookies USA has accrued $577,431 for unpaid dividends due to the holders of the Junior Class A and B Preferred Stock.

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

12.      COMPANY AND FRANCHISED STORES

         As of June 29, 1997, there were 100 Company-operated outlets and 263 franchised outlets in operation, while there were 115 Company-operated outlets and 253 franchised outlets in operation as of June 30, 1996.

         During the fifty-two week period ended June 29, 1997, the Company earned initial license fees of $300,000 from the sale of 12 new in-line stores to franchisees. Additionally, the Company earned $75,000 from license transfer, upgrade and other fees.

         During the fifty-two week period ended June 30, 1996, the Company earned initial franchise fees of $275,000 from franchisees opening 11 new in-line stores. Additionally, the Company earned $21,000 from license transfer and upgrade fees.

13.      RELATED PARTY TRANSACTIONS

         The majority owners of the Common Stock of Cookies USA, Inc. are affiliated with the holders of the $10 million of Subordinated Notes issued by Cookies USA. The holders of the Senior Preferred Stock of Cookies USA are also some of the holders of the Common Stock of Cookies USA. The holders of the Junior Class A and B Preferred Stock of Cookies USA are also affiliated with the majority of holders of the Common Stock of Cookies USA. (See Note 11.)

         A franchisee who owns 12 franchise outlets is related to one of the Company's directors. During the fifty-two week periods ended June 29, 1997 and June 30, 1996, the Company had sales of batter and supplies of approximately $476,000 and $497,000 to this related party. The Company also received royalty revenues of approximately $199,000 and $202,000 for the fifty-two week periods ended June 29, 1997 and June 30, 1996, respectively. As of June 29, 1997 and June 30, 1996, this franchisee owed the Company approximately $34,000 and $91,000, respectively.

     14.  SUBSEQUENT EVENTS

         On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state, franchise and unfair trade practice laws. These allegations were made as a result of discussions held between the shareholder of Great American Cookies and Mrs. Fields Original Cookies, Inc. ("Mrs. Fields") regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, Inc. As of September 24, 1997, no agreement with Mrs. Fields has been reached nor has the Company been served with this lawsuit. The company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims. Nevertheless, this action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results.

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

PRICE WATERHOUSE LLP

Atlanta, Georgia
August 30, 1996

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET

                                                                                            JUNE 30,      JUNE 29,
                                                                                              1996          1995
                                                                                           ---------     ---------
ASSETS
Current assets
   Cash and cash equivalents                                                              $ 3,301,627    $ 4,251,780
   Accounts receivable - trade                                                              1,675,584      1,343,426
   Inventory (Notes 1 and 2)                                                                1,443,811      1,304,174
   Prepaid expenses (Note 3)                                                                1,175,309      1,075,333
   Income tax receivable                                                                      155,789        147,583
   Current deferred tax benefit (Notes 1 and 11)                                               81,360        256,787
   Current portion of notes receivable (Note 4)                                               198,085        277,795
   Other receivables                                                                           33,899        162,399
                                                                                          -----------    -----------
     Total current assets                                                                   8,065,464      8,819,277
                                                                                          -----------    -----------

Property and equipment, net of accumulated depreciation (Note 5)                            8,325,726      9,101,235
Construction in progress, net of construction deposits received from franchisees               29,258         15,682
                                                                                          -----------    -----------
                                                                                            8,354,984      9,116,917
                                                                                          -----------    -----------
Other assets
   Deferred loan costs, net of accumulated amortization
     of $1,464,100 and $891,700, respectively (Note 1)                                      2,608,958      3,181,358
   Notes receivable, net of current portion (Note 4)                                           19,963         92,219
   Deferred tax benefit (Notes 1 and 11)                                                    1,419,143      1,365,036
   Deposits                                                                                    61,386         54,759
   Accrued straight-line minimum rent receivable for subleases                              1,300,872      1,157,948
     to franchisees (Note 1)                                                              -----------    -----------
                                                                                            5,410,322      5,851,320

Cost in excess of fair value of net assets acquired (goodwill), net of
   accumulated amortization of $2,233,851 and $1,364,200, respectively (Note 1)            32,718,474     33,588,125
                                                                                          -----------    -----------
                                                                                          $54,549,244    $57,375,639
                                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable                                                                       $   832,044    $ 1,293,679
   Sales taxes payable                                                                        129,974        128,090
   Accrued interest payable                                                                 1,996,681      1,996,676
   Accrued expenses (Note 6)                                                                1,065,043      1,936,214
   Deposits                                                                                   738,542        760,512
   Dividends payable                                                                          125,000        390,400
                                                                                          -----------    -----------

     Total current liabilities                                                              4,887,284      6,505,571
                                                                                          -----------    -----------

Capital lease obligations, net (Note 9)                                                        67,036         83,638
                                                                                          -----------    -----------

Accrued straight-line minimum rent payable (Note 1)                                         2,176,523      1,947,614
                                                                                          -----------    -----------

Long-term debt (Note 7)                                                                    40,000,000     40,000,000
                                                                                          -----------    -----------

Commitments and contingencies (Note 9)

Stockholder's equity (Note 12)
   Common stock, no par value, 2,000 shares authorized:
     210 shares issued and outstanding                                                     13,500,000     13,500,000
   Additional paid-in capital                                                                 336,063        336,063
   Accumulated deficit                                                                     (6,417,662)    (4,997,247)
                                                                                          -----------    -----------

                                                                                            7,418,401      8,838,816
                                                                                          -----------    -----------

                                                                                          $54,549,244    $57,375,639
                                                                                          ===========    ===========


   The accompanying notes are an integral part of these financial statements.
                                      -41-

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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                       ADDITIONAL
                            COMMON      PAID IN    ACCUMULATED      TOTAL
                             STOCK      CAPITAL      DEFICIT        EQUITY
                          -----------  ----------  ------------  ------------
Balance at June 30, 1994  $13,500,000    $336,063  $(2,607,234)  $11,228,829
 Net loss                                             (687,113)     (687,113)
 Dividends                                          (1,702,900)   (1,702,900)
                          -----------    --------  -----------   -----------
Balance at June 29, 1995   13,500,000     336,063   (4,997,247)    8,838,816
 Net loss                                             (239,415)     (239,415)
 Dividends                                          (1,181,000)   (1,181,000)
                          -----------    --------  -----------   -----------
Balance at June 30, 1996  $13,500,000    $336,063  $(6,417,662)  $ 7,418,401
                          ===========    ========  ===========   ===========



   The accompanying notes are an integral part of these financial statements.
                                      -43-

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS

                                                                                       FOR THE FIFTY-TWO  FOR THE FIFTY-TWO
                                                                                          WEEK PERIOD        WEEK PERIOD
                                                                                             ENDED              ENDED
                                                                                         JUNE 30, 1996      JUNE 29, 1995
                                                                                       -----------------  -----------------
Cash flows from operating activities
 Net loss                                                                                   $  (239,415)        $  (687,113)
 Adjustments to reconcile net loss to net cash provided by operating activities
   Depreciation                                                                               1,853,790           1,662,018
   Amortization of cost in excess of fair value of net assets acquired (goodwill)               869,651             876,800
   Amortization of deferred loan costs                                                          572,400             575,100
   Net gain on sales and disposals of property and equipment                                   (402,303)           (739,123)
   Net increase in accrued straight-line minimum rent receivable and payable                     85,985             218,405
   Changes in assets and liabilities
     (Increase) in accounts receivable                                                         (550,500)           (276,653)
     (Increase) decrease in inventory                                                          (139,637)            144,490
     (Increase) in prepaid expenses                                                             (99,976)            (69,268)
     (Increase) in income tax receivable                                                         (8,206)           (147,583)
     Decrease in current deferred tax benefit                                                   175,427             206,913
     Decrease (increase) in other receivables                                                   128,500            (135,798)
     (Increase) decrease in deferred tax benefit                                                (54,107)             70,164
     (Increase) decrease in other assets                                                         (6,627)              9,450
     (Decrease) increase in accounts payable                                                   (461,635)            480,518
     Increase (decrease) in sales taxes payable                                                   1,884             (14,714)
     Increase (decrease) in accrued interest payable                                                  5            (424,775)
     (Decrease) increase in accrued expenses                                                   (871,171)            317,967
     (Decrease) increase in deposits                                                            (21,970)             91,865
                                                                                       ----------------     ---------------
      Net cash provided by operating activities                                                 832,095           2,158,663
                                                                                       ----------------     ---------------
Cash flows from investing activities
 Acquisitions of property and equipment, including net increase
  in construction in progress, net of construction deposits received from franchisees        (1,913,503)         (4,333,341)
 Proceeds from sales and disposals of property and equipment                                  1,083,428           2,280,087
 Acceptance of notes receivable                                                                       0            (319,708)
 Proceeds from collection of notes receivable                                                   448,329              17,969
                                                                                       ----------------     ---------------
      Net cash used for investing activities                                                   (381,746)         (2,354,993)
                                                                                       ----------------     ---------------
Cash flows from financing activities
 Payment of acquisition related expenses                                                              0            (118,842)
 Payment of deferred loan costs                                                                       0             (33,397)
 Principal repayments under capital lease obligations                                           (16,602)             (6,463)
 Dividends paid                                                                              (1,383,900)         (1,577,900)
                                                                                       ----------------     ---------------
      Net cash used for financing activities                                                 (1,400,502)         (1,736,602)
                                                                                       ----------------     ---------------
   Net decrease in cash and cash equivalents during period                                     (950,153)         (1,932,932)
                                                                                       ----------------     ---------------
Cash and cash equivalents, beginning of period                                                4,251,780           6,184,712
                                                                                       ----------------     ---------------
Cash and cash equivalents, end of period                                                    $ 3,301,627         $ 4,251,780
                                                                                       ================     ===============



   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)

                                                   FOR THE FIFTY-TWO  FOR THE FIFTY-TWO
                                                      WEEK PERIOD        WEEK PERIOD
                                                         ENDED              ENDED
                                                     JUNE 30, 1996      JUNE 29, 1995
                                                   -----------------  -----------------
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for:
 Interest                                                 $4,367,473         $4,784,716
                                                          ==========         ==========
 State and federal income taxes                           $  118,500         $  133,953
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

2.       INVENTORY

         The major components of inventory are as follows:

                                                                                JUNE 30,                JUNE 29,
                                                                                  1996                    1995
                                                                                  ----                    ----
             Raw ingredients                                                 $   218,512            $   241,965
             Batter, including retail stores                                     454,005                308,325
             Beverage syrup                                                       75,635                 89,033
             Paper goods and packaging supplies                                  190,375                169,620
             Purchased icing and decorative toppings held for resale             106,531                 39,786
             Equipment held for resale                                            78,799                147,090
             Marketing and miscellaneous supplies held for resale                319,954                308,355
                                                                             -----------            -----------
                                                                             $ 1,443,811            $ 1,304,174
                                                                             ===========            ===========

3.       PREPAID EXPENSES

         Prepaid expenses consist of the following:

                                                                              JUNE 30,               JUNE 29,
                                                                                1996                   1995
                                                                                ----                   ----
             Rent                                                            $ 1,171,721           $ 1,064,065
             Other                                                                 3,588                11,268
                                                                             -----------           -----------

                                                                             $ 1,175,309           $ 1,075,333
                                                                             ===========           ===========



4.       NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                                             JUNE 30,                JUNE 29,
                                                                               1996                    1995
                                                                               ----                    ----
             Notes receivable                                                $   218,048           $   370,014
             Less current portion                                                198,085               277,795
                                                                             -----------           -----------

             Notes receivable, net of current portion                        $    19,963           $    92,219
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

         The aggregate maturities of the notes receivable are as follows:

                1997                       $  198,085
                1998                           19,963
                                           ----------
                                           $  218,048
                                           ==========

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                  JUNE 30,               JUNE 29,
                                                                                    1996                   1995
                                                                                    ----                   ----
           Land                                                               $    240,000           $    240,000
           Building                                                                760,795                760,795
           Building and leasehold improvements                                   7,724,036              7,568,603
           Furniture, fixtures, and equipment                                    3,227,210              2,723,682
           Vehicles                                                                 12,779                 12,779
                                                                              ------------           ------------
                                                                                11,964,820             11,305,859
           Less accumulated depreciation                                        (3,639,094)            (2,204,624)
                                                                              ------------           ------------
           Property and equipment - net                                       $  8,325,726           $  9,101,235
                                                                              ============           ============


6.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                 JUNE 30,               JUNE 29,
                                                                                   1996                   1995
                                                                                   ----                   ----
           Employee compensation including payroll taxes                      $   317,599            $   550,214
           Employment related acquisition costs                                         0                300,000
           Profit-sharing contribution                                                  0                100,000
           Construction expenses                                                   59,252                111,420
           Professional fees                                                      107,500                141,500
           Accrued non-recurring litigation charge                                      0                396,000
           Income taxes payable                                                   225,564                      0
           Other                                                                  355,128                337,080
                                                                              -----------            -----------
                                                                              $ 1,065,043            $ 1,936,214
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

                 FISCAL PERIOD                                    SUBLEASES TO
                  ENDING JUNE                  LEASES              FRANCHISES                  NET
                  -----------                  ------              ----------                  ---
                    1997                     $  9,848,200         $  6,330,077          $   3,518,123
                    1998                        9,293,400            5,980,337              3,313,063
                    1999                        8,512,500            5,445,005              3,067,495
                    2000                        7,469,000            4,792,183              2,676,817
                    2001                        6,226,900            4,061,342              2,165,558
                    Thereafter                 14,498,300            9,028,843              5,469,457
                                             ------------         ------------          -------------
                                             $ 55,848,300         $ 35,637,787          $  20,210,513
                                             ============         ============          =============

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

11.      INCOME TAXES

         Effective on the date of the acquisition of the Company by Cookies USA, the Company converted to "C" corporation status and is therefore subject to federal and state income taxes commencing December 10, 1993. Prior to December 10, 1993, the Company was taxed as an "S" corporation resulting in a pass-through of the Company's taxable income and related federal and state income tax liabilities to the selling stockholders. The Company and Cookies USA will file consolidated federal and state income tax returns for the fiscal period ending June 29, 1997, and the Company will reimburse Cookies USA for its share of the consolidated federal and state income tax liabilities under a tax sharing agreement. In accordance with the terms of the tax sharing agreement, the Company will pay Cookies USA an amount equal to federal and state income tax liabilities calculated on a separate basis for the Company, and the Company's ability to utilize loss carrybacks and loss carryforwards could be limited. The agreement states that the Company may only use any of its carryforward or carryback amounts if not used by Cookies USA. The federal and state income tax provision recorded in the accompanying financial statements represents management's estimate of the Company's federal and state income tax liabilities calculated at combined federal and state statutory income tax rates based upon the Company's estimated taxable income for the fifty-two weeks ending June 30, 1996.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         The following information has been determined based upon the provision of Statement of Financial Accounting Standards No. 109 at June 30, 1996 and June 29, 1995.

                                               JUNE 30,         JUNE 29,
                                                1996             1995
                                                ----             ----
            Income tax provision:
                Current:   federal           $  263,557       $        -
                           state                 31,007                -
                                             ----------       ----------
                                                294,564                -
                                             ----------       ----------

                Deferred:  federal           $  108,380       $  247,911
                           state                 12,751           29,166
                                             ----------       ----------
                                                121,131          277,077
                                             ----------       ----------

                                             $  415,695       $  277,077
                                             ==========       ==========


         The differences between income taxes at the statutory federal and state income tax rates and the income tax expense reported in the statement of income for the fifty-two weeks ended June 30, 1996 are as follows:

                                                                             JUNE 30,       JUNE 29,
                                                                               1996           1995
                                                                               ----           ----
            Federal statutory tax rate                                         34.0%         (34.0)%
            State income taxes, net of federal benefit                          4.0%          (4.0)%
            Non-deductible amortization of goodwill                           187.5%          81.3%
            Other                                                              10.3%          24.3%
                                                                            -------        -------

                                                                              235.8%          67.6%
                                                                            =======        =======

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS

         Deferred tax assets are comprised of the following:

                                               JUNE 30,         JUNE 29,
                                                1996              1995
                                                ----              ----
            Current:
                NOL carryforward            $         0      $   109,661
                Other                            81,360          147,126
                                            -----------      -----------

                                            $    81,360      $   256,787
                                            ===========      ===========
            Non-current:
                Depreciation                $   896,800      $   944,427
                Other                           522,343          420,609
                                            -----------      -----------

                                            $ 1,419,143      $ 1,365,036
                                            ===========      ===========


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

         During the fifty-two week period ended June 29, 1995, the Company earned initial franchise fees of $275,000 from franchisees opening 11 new in-line stores plus $5,000 for a new satellite location. Additionally, the Company earned $57,000 from license trnasfer and upgrade fees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 NAME                     AGE       POSITION                                                        SINCE
                 ----                     ---       --------                                                        -----
Michael J. Coles....................       53    Director and Secretary                                             1977

Arthur S. Karp......................       59    Director                                                           1977

Adam E. Max.........................       39    Director, Assistant Secretary, and Vice President                  1993

Thomas H. Quinn.....................       49    Director                                                           1993

David W. Zalaznick..................       42    Director                                                           1993

David B. Barr.......................       34    President, Chief Financial Officer, and Treasurer                  1996

Thomas H. Lynch.....................       58    Executive Vice President - Store Development                       1984

W. James Squire, III................       50    Senior Vice President - Franchising                                1993

Betty W. Ansley.....................       68    Vice President - Administration and Assistant Secretary            1978

Daniel L. Breault...................       48    Vice President - Store Operations                                  1996

         MICHAEL J. COLES is a co-founder of the Company and has served as a Director and Secretary since June 1977. Mr. Coles began his career in retail sales 30 years ago, and prior to founding the Company, he was active with several different wholesale and retail concerns. Mr. Coles is currently a director of Merit Holdings, Inc., the Vice Chairman of the Board of Directors of the Charter Bank and Trust Company, and a director and member of the executive committee of Kennesaw State College. Mr. Coles served as Chairman of the Board of the Company from June 1977 until December 1996.

         ARTHUR S. KARP is a co-founder of the Company and has served as a Director since June 1977. From 1984 to 1991, Mr. Karp was a director of the International Franchise Association ("IFA") and in 1990 served as chairman of that organization. Mr. Karp served as President of the Company from June 1977 until December 1995.

         ADAM E. MAX has been a Director and Vice President of the Company since December 1993. Mr. Max has been a partner at The Jordan Company since 1986. The Jordan Company's partners and affiliates structure and invest in acquisitions of private companies. Mr. Max also serves as a Director of Rockshox, Inc., Fannie May Holdings, Inc. and other private companies.

         THOMAS H. QUINN has been a Director of the Company since December 1993. Mr. Quinn currently serves as the President and Chief Operating Officer of Jordan Industries, Inc., positions which he has held since 1988. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor Co. and Welcome Home, Inc. and serves as a Director of Motors and Gears, Inc. in addition to serving as a Director of other privately held companies.

         DAVID W. ZALAZNICK has been a Director of the Company since December 1993. Mr. Zalaznick has been a managing partner at The Jordan Company since 1982 and Jordan/Zalaznick Capital Co. since 1985. Mr. Zalaznick also is a Director of Jordan Industries, Inc., American Safety Razor Company, Carmike Cinemas, Inc., Marisa Christina, Inc. and Motors and Gears, Inc. as well as other privately held companies.

         DAVID B. BARR was promoted to President of the Company in May 1996. Mr. Barr joined the Company in May 1994 as Vice President-Finance, Chief Financial Officer, and Treasurer and, in June 1995, assumed responsibilities for operations and development as Executive Vice President of Operations. Prior to joining the Company, from March 1991 to May 1994, Mr. Barr was a division finance manager for Pizza Hut, Inc., a subsidiary of PepsiCo., from January 1986 until March 1991, he was with Price Waterhouse, last serving as an audit manager. Mr. Barr is a certified public accountant.

         THOMAS H. LYNCH has been employed by the Company since 1981. He currently serves as Executive Vice President-Store Development, a position that he has held since 1984. Prior to joining the Company, Mr. Lynch held senior management positions with General Foods, including the supervision of over 300 retail food sites of the Burger Chef chain. In his present capacity, Mr. Lynch is responsible for negotiating new leases and renewal terms for expiring leases and overseeing the construction and equipping of new stores.

         W. JAMES SQUIRE, III joined the Company in 1993 as Senior Vice President-Franchising, and oversees the Company's franchising efforts domestically and internationally. A current board member of the International Franchise Association, he is also currently chairman of the Southeast Franchise Forum. Mr. Squire, a Certified Franchise Executive, was president of Franchise Marketing, Inc. prior to joining the Company. He also held senior management positions with Arby's, Inc. from 1987 through 1991 including group vice president of the franchise division.

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

ITEM 11.   EXECUTIVE COMPENSATION

         The following table discloses compensation paid by the Company to its executive officers for the fiscal year ended June 29, 1997:

                                                                                           ALL OTHER
                                                  ANNUAL COMPENSATION                    COMPENSATION($)
                NAME AND                  ----------------------------------    ------------------------------
           PRINCIPAL POSITION             YEAR        SALARY($)    BONUS($)        NON-COMPETE       OTHER
--------------------------------------    ----       ---------    --------         -----------       -----
Michael J. Coles......................    1997       $  40,879      $      -        $ 44,293        $ 3,013(3)
     Director and Secretary (1)           1996         150,000             -         100,000          5,856(3)
                                          1995         150,000             -         100,000          5,729(3)


David B. Barr.........................    1997       $ 155,000      $      -        $      -        $ 6,746(3)
     President, Chief Financial Officer,  1996         141,673             -               -          5,856(3)
     and Treasurer                        1995         123,486        35,000               -          5,729(3)


Thomas H. Lynch.......................    1997       $ 127,080      $      -        $      -        $ 6,746(3)
     Executive Vice President-            1996         127,080             -               -          5,856(3)
     Store Development                    1995         127,080        40,000               -          6,729(3)
                                                                                                      5,590(4)

W. James Squire, III..................    1997       $ 100,000      $ 50,485        $      -        $ 6,746(3)
     Senior Vice President-               1996         100,000        56,000               -          5,856(3)
     Franchise Sales                      1995         100,000        10,000               -          6,729(3)
                                                                                                      5,590(4)

Daniel L. Breault.....................    1997       $ 120,538      $      -        $      -        $ 6,746(3)
     Vice President - Operations(2)       1996          46,785             -               -          2,455(3)



Footnotes:

(1)   Employment as Chief Executive Officer ceased on December 10, 1996.
(2)   Employment commenced January 29, 1996.
(3)   Represents premiums paid for health, life & disability insurance.
(4)   Allocated contribution to Profit Sharing Plan.

Employment Agreements

      Mr. Coles and Mr. Karp


         In connection with the Acquisition, the Company entered into employment agreements with Mr. Coles and Mr. Karp ("Coles and Karp"). The employment agreements provide that Coles and Karp will be employed for an initial term of five years, although either they or the Company may terminate the employment agreement by written notice given 60 days in advance of the end of each year of employment. Pursuant to these termination provisions, Mr. Karp's and Mr. Coles' employment with the Company ceased on December 10, 1995 and December 10, 1996, respectively,

         Under each employment agreement, Coles and Karp received during the term of employment a salary of $150,000 and payment in connection with an agreement not to compete of $100,000 per year. In addition to any discretionary bonuses approved by the Board of Directors, and separate from the employment agreement, Coles and Karp are entitled to receive an annual bonus of $100,000 to be paid by Cookies USA if the Company advances funds to Cookies USA to permit Cookies USA to pay interest on its Subordinated Notes. The employment agreements also provide that both Coles and Karp will be entitled to receive a second annual bonus (to a maximum of $350,000, although the Board of Directors may increase the amount to be paid or declare a bonus in its sole discretion) of 35% of the amount by which the annual consolidated Operating Cash Flow of Cookies USA, as defined in the agreements, exceeds the following amounts for each respective year:

                                                                              FISCAL YEAR
                                                        --------------------------------------------------
                                                        1994      1995        1996        1997        1998
                                                        ----      ----        ----        ----        ----
                                                                           ($ IN MILLIONS)
     Operating cash flow...........................    $10.5      $12.0       $13.7       $16.4       $18.8

The annual consolidated Operating Cash Flow of Cookie USA for fiscal 1994, 1995, 1996 and 1997 did not exceed the above described noted targets and an additional bonus was not paid.

         Even though Coles and Karp ceased employment, each is entitled to receive a bonus, if earned, in respect to the two fiscal years following the cessation of their employment. The Company is not required in any event to pay a bonus with respect to any fiscal year ending after 1998.

         Each employment agreement contains a provision that prohibits Coles and Karp from competing with the Company and Cookies USA or revealing confidential Company information during the term of their respective employment agreement and for a period of three years following the termination of their employment agreement.

     Mr. Breault


         Effective January 29, 1996, the Company entered into an employment agreement with Mr. Breault, the Company's Vice President of Operations. Under the agreement, Mr. Breault receives an annual salary of no less than $116,483 and is eligible to earn an annual bonus of $50,000 based upon meeting certain performance targets. The agreement also has customary provisions for vacation and fringe benefits.

         The agreement provides for the employment of Mr. Breault for a rolling twenty-four month period with such employment to be terminated upon the occurrence of any of the following events (a) Mr. Breault's death, (b) Mr. Breault's becoming disabled and remaining disabled for a substantially continuous period of six months or greater, (c) mutual written agreement between Mr. Breault and the Company, (d) written notice of termination from the Company to Mr. Breault for any reason or no reason at all, or (e) written notice of termination from the Company for "just cause" as defined in the agreement. If the Company terminates Mr. Breault under provision (d) above, then the Company must pay Mr. Breault 24 months of salary and bonus.

Stock Option Agreements.

         In connection with the Acquisition, Cookies USA entered into Non-Qualified Stock Option Agreements (the "Stock Option Agreements") with Coles and Karp. Under the Stock Option Agreements, Coles and Karp are granted an option to purchase 5,600 shares of Common Stock of Cookies USA at an exercise price of $2.23 per share. Once vested, the options may be exercised any time until the tenth anniversary of their issuance. Upon consummation of the Acquisition and (a) after the exercise of warrants to purchase 8% of the Common Stock of Cookies USA issued to the purchasers of the Notes, but before the conversion of the Senior Preferred Stock, the shares of Common Stock issuable under the Stock Option Agreements would represent 11.1% of the Cookies USA Common Stock, and (b) after (i) exercise of such warrants and (ii) conversion of the Senior Preferred Stock, the shares of Common Stock issuable under the Stock Option Agreements would equal 9.9% of the Cookies USA Common Stock.

         The options will become vested at the rate of 20% per year for each fiscal year in which a Cookies USA's consolidated Operating Cash Flow (as defined in Coles' and Karp's employment agreements) equals or exceeds the following amounts for each respective year:

                                                                                FISCAL YEAR
                                                        ---------------------------------------------------
                                                        1994        1995        1996        1997       1998
                                                        ----        ----        ----        ----       ----
                                                                              ($ IN MILLIONS)
     Operating cash flow........................        $10.5       $12.0      $13.7       $16.4       $18.8

         Notwithstanding the foregoing, (i) if Cookies USA's cumulative consolidated Operating Cash Flows exceeds $22,498,000 by the end of fiscal year 1995, a total of 40% of the options will become vested, (ii) if such cash flow exceeds $36,189,000 by the end of fiscal year 1996, a total of 60% of the options will become vested, (iii) if such cash flow exceeds $52,574,000 by the end of fiscal year 1997, a total of 80% of the options will become vested and
(iv) if such cash flow exceeds $71,326,000 by the end of fiscal year 1998, 100% of the options will become vested. All the options will vest upon the occurrence of a business combination (as defined in the Stock Option Agreements) if such business combination occurs within five years from the date of Acquisition. Each Stock Option Agreement provides that vesting will continue even if Coles or Karp cease to be employed by the Company. In addition, the Board of Directors of the Company may waive the foregoing vesting schedule at any time at their discretion.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Great American Cookies is a wholly-owned subsidiary of Cookies USA, Inc. The following table sets forth the person known by the Company to be the beneficial owner of more than 5% of Great American Cookies's Common Stock.

                                     SHARES OF
                                     OWNERSHIP
NAME                            OF GREAT AMERICAN (1)           PERCENT
----                            ---------------------           -------
Cookies USA, Inc.                         210                     100%
     9 West 57th Street
     New York, NY  10019


         The following table sets forth a list of the beneficial ownership of Great American Cookies' Common Stock owned by the directors and executive officers of Great American Cookies:

                                            SHARES OF
                                            OWNERSHIP
NAME                                  OF GREAT AMERICAN (1)      PERCENT
----                                  ---------------------      -------
Mr. Michael J. Coles                            0                  0%
Mr. Arthur S. Karp                              0                  0%
Mr. Adam E. Max                                 0                  0%
Mr. Thomas H. Quinn                             0                  0%
Mr. David W. Zalaznick                          0                  0%
Mr. David B. Barr                               0                  0%
Mr. Thomas H. Lynch                             0                  0%
Mr. W. James Squire, III                        0                  0%
Ms. Betty W. Ansley                             0                  0%
Mr. Daniel L. Breault                           0                  0%
All directors and executive
  officers as a group (10 persons)              0                  0%

----------------
(1) All of the directors of the Company are also directors of Cookies USA and own Common Stock of Cookies USA (82,800 shares outstanding) as follows: Mr. Coles owns 5,400 shares, Mr. Karp owns 5,400 shares, Mr. Max owns 3,189 shares, Mr. Quinn owns 3,600 shares, and Mr. Zalaznick owns 5,352 shares. Other stockholders of Cookies USA include affiliates of Jordan (as hereinafter defined) and before (i) the conversion of the Senior Preferred Stock of Cookies USA, Inc., (ii) the issuance of shares of Common Stock of Cookies USA pursuant to the Stock Option Agreements (as hereinafter defined) or (iii) the exercise of the warrants held to purchase Common Stock of Cookies USA such affiliates of Jordan own 84.51% of the Cookies USA Common Stock. See "Item 13. Certain Relationships and Related Transactions".

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

         Certain Franchises. Mr. Karp, together with members of his family, family trusts, and partnerships and corporations in which members of his family have a beneficial interest, own 12 franchised Great American Cookies outlets.

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

               (2) The following financial statement schedule for the Great American Cookie Company, Inc. is filed as a part of this report

                                                                           Page
                                                                           ----
                    Schedule II-- Valuation and Qualifying Accounts.......  66

               (3)  Exhibits Index

                    The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page 64.

         (b)   REPORTS ON FORM 8-K

               The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

                                 EXHIBIT INDEX

 Exhibit
  Number                              Description
  ------                              -----------
    3.1    --   Certificate of Incorporation of Great American Cookie Company, Inc., as amended.*
    3.2    --   Bylaws of Great American Cookie Company, Inc.*
    4.1    --   Indenture for the 10 7/8% A Senior Secured Notes due 2001 (the "Series A Notes") and 10 7/8% B Senior
                Secured Noted due 2001 (the "Series B Notes") dated as of December 10, 1993, between Great American Cookie
                Company, Inc. and First Trust National Association, as trustee.*
    4.2    --   Form of Series A Note (included in Exhibit No. 4.1).*
    4.3    --   Form of Series B Note (included in Exhibit No. 4.1).*
    4.4    --   Debt Registration Rights Agreement, dated as of December 10, 1993, by and between Great American Cookie
                Company, Inc. and purchasers of Series A Notes.*
    4.5    --   Security Agreement, dated as of December 10, 1993, made by Great American Cookie Company, Inc. in favor of
                First Trust National Association, as trustee for the holders of Series A Notes and Series B Notes.*
    4.6    --   Trademark Security Agreement, dated as of December 10, 1993, between Great American Cookie Company, Inc. and
                First Trust National Association, as trustee for the holders of Series A Notes and Series B Notes.*
   10.1    --   Agreement, dated as of November 19, 1993, by and among The Original Great American Chocolate Chip Company,
                Inc., Michael J. Coles, Arthur S. Karp and Cookies USA, Inc.*
   10.2    --   Subscription Agreement, dated as of November 19, 1993, by and between Cookies USA, Inc., Georgia Cookies,
                Inc., Sunbelt Investments and TOGA Leasing.*
   10.3    --   Subscription and Stockholders Agreement, dated as of December 10, 1993, among Cookies USA, Inc., and certain stockholders.*
   10.4    --   Purchase Agreement, dated as of December 10, 1993, between Great American Cookie Company, USA, Inc. and purchasers of Series A Notes. *
   10.5+   --   Letter Agreement, dated December 10, 1993, by and between Michael J. Coles, Arthur S. Karp and Cookies USA,
                Inc. relating, in part, to Employment Agreement and Stock Purchase Agreement.*
   10.6+   --   Non-Qualified Stock Option Agreement, dated as of December 10, 1993, by and between Cookies USA, Inc. and
                Arthur S. Karp.*
   10.7+   --   Letter Agreement, dated December 10, 1993, by and between Cookies USA, Inc. and Michael J. Coles relating to payment of bonuses to Mr. Coles.*
   10.8+   --   Letter Agreement, dated December 10, 1993, by and between Cookies USA, Inc. and Michael J. Coles relating to payment of bonuses to Mr. Coles.*
   10.9+   --   Employment Agreement, dated December 10, 1993, between Arthur S. Karp and Great American Cookie Company,
                Inc.*
   10.10+  --   Employment Agreement, dated December 10, 1993, by and between Michael J. Coles and Great American Cookie
                Company, Inc.*
   10.11   --   Income Tax Allocation Agreement, dated December 10, 1993, by and between Great American Cookie Company, Inc.
                and Cookies USA, Inc.*
   10.12   --   Executive Tax Indemnity Loan Agreement, dated as of December 10, 1993, by and among Cookies USA, Inc.,
                Michael J. Coles and Arthur S. Karp.*
   10.13   --   Standard Franchise Agreement.*
   10.14   --   Abstention Agreement, dated as of December 10, 1993 among Cookies USA, Mezzanine Capital & Income Trust 2001
                PLC and affiliates of Jordan.*
   10.15   --   Supplemental  Agreement, dated December 10, 1993,  by and between Michael J. Coles, Arthur S. Karp, The
                Original Great American Chocolate Chip Company, Inc. and Cookies USA, Inc.*
   10.16+  --   Letter agreement, dated  December 10, 1993, by and between Cookies USA, Inc. and Arthur S. Karp relating to payment of bonuses to Mr. Karp.**
   12      --   Computation of Ratio of Earnings to Fixed Charges (as amended).**
   27      --   Financial Data Schedule (for SEC use only).

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

                                     GREAT AMERICAN COOKIE COMPANY, INC.



Date:  September 29, 1997            By:       /s/ David B. Barr
                                        ----------------------------------------
                                             David B. Barr, President,
                                       Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                     TITLE                                       DATE
              ---------                     -----                                       ----
/s/ David B. Barr                President (Principal Executive Officer),       September 29, 1997
------------------------------   Chief Financial Officer, and Treasurer
David B. Barr                    (Principal Financial Officer)



/s/ Adam E. Max                  Director and Assistant Secretary               September 29, 1997
------------------------------
Adam E. Max


/s/ Thomas H. Quinn              Director                                       September 29, 1997
------------------------------
Thomas H. Quinn


/s/ David W. Zalaznick           Director                                       September 29, 1997
------------------------------
David W. Zalaznick

                      GREAT AMERICAN COOKIE COMPANY, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                   Retirements
                                                                          -----------------------------
                                                              Balance at    Charged to  Charged to
                                                             Beginning of   Costs and     Other                 Balance at End
                        Classification                      Fiscal Period   Expenses     Accounts  Deductions  of Fiscal Period
                        --------------                      -------------   ----------  ---------- ----------  ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
    For the Fifty-Two Fiscal Weeks Ended June 29, 1997......          0            0            0         0                0
                                                                =======      =======     ========   =======         ========
    For the Fifty-Two Fiscal Weeks Ended June 30, 1996......          0            0            0         0                0
                                                                =======      =======     ========   =======         ========
    For the Fifty-Two Fiscal Weeks Ended June 29, 1995......     21,646            0      (21,646)        0                0
                                                                =======      =======     ========   =======         ========