Form 10-Q
period 1997-09-28
GREAT AMERICAN COOKIE CO INC
filed 1997-11-12
CIK 920110

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

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

                  Balance Sheet as of September 28, 1997 and June 29, 1997

                  Statement of Operations for the thirteen week periods ended September 28, 1997 and September 29, 1996

                  Statement of Changes in Stockholder's Equity for the thirteen week period ended September 28, 1997

                  Statement of Cash Flows for the thirteen week periods ended September 28, 1997 and September 29, 1996

                  Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                                   SEPTEMBER 28,      JUNE 29,
                                                                                        1997            1997
                                                                                   -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $  5,072,331    $  4,883,991
  Accounts receivable - trade                                                         1,544,026       1,701,587
  Inventory                                                                           1,549,835       1,291,907
  Prepaid expenses                                                                    1,179,783       1,227,378
  Current deferred tax benefit                                                            4,578           4,578
  Current portion of notes receivable                                                   506,240         867,207
  Other receivables                                                                       1,680           8,548
                                                                                   ------------    ------------

    Total current assets                                                              9,858,473       9,985,196
                                                                                   ------------    ------------

Property and equipment, net of accumulated depreciation                               5,916,265       6,304,591
Construction in progress, net of construction deposits received from franchisees        137,713          91,759
                                                                                   ------------    ------------

                                                                                      6,053,978       6,396,350
                                                                                   ------------    ------------

Other assets:
  Deferred loan costs, net of accumulated amortization
    of $2,193,900 and $2,049,700, respectively                                        1,905,869       2,050,069
  Notes receivable, net of current portion                                              345,338         302,512
  Deferred tax benefit                                                                1,293,006       1,293,006
  Deposits                                                                               49,645          49,615
  Accrued straight-line minimum rent receivable for subleases to franchisees          1,333,218       1,266,701
                                                                                   ------------    ------------

                                                                                      4,927,076       4,961,903
                                                                                   ------------    ------------
Cost in excess of fair value of net assets acquired (goodwill), net of
  accumulated amortization of $3,321,951 and $3,104,351, respectively                31,630,374      31,847,974
                                                                                   ------------    ------------

                                                                                   $ 52,469,901    $ 53,191,423
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities :
  Accounts payable                                                                 $    730,984    $    376,035
  Sales taxes payable                                                                   107,637         105,065
  Accrued interest payable                                                              906,544       1,993,750
  Accrued expenses                                                                      774,393       1,040,067
  Deposits                                                                              736,888         673,277
  Dividends payable                                                                           0         125,000
                                                                                   ------------    ------------

    Total current liabilities                                                         3,256,446       4,313,194
                                                                                   ------------    ------------

Capital lease obligations, net                                                           55,851          62,214
                                                                                   ------------    ------------

Accrued straight-line minimum rent payable                                            2,171,538       2,113,057
                                                                                   ------------    ------------

Long-term debt                                                                       40,000,000      40,000,000
                                                                                   ------------    ------------

Commitments and contingencies

Stockholders equity:
  Common stock, no par value, 2,000 shares authorized:
    210 shares issued and outstanding                                                13,500,000      13,500,000
  Additional paid-in capital                                                            336,063         336,063
  Accumulated deficit                                                                (6,849,997)     (7,133,105)
                                                                                   ------------    ------------

                                                                                      6,986,066       6,702,958
                                                                                   ------------    ------------

                                                                                   $ 52,469,901    $ 53,191,423
                                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                      FOR THE THIRTEEN         FOR THE THIRTEEN
                                                      WEEK PERIOD ENDED        WEEK PERIOD ENDED
                                                     SEPTEMBER 28, 1997       SEPTEMBER 29, 1996
                                                     ------------------       ------------------
Revenue:
  Cookie and beverage sales                             $  4,991,659             $  5,823,952
  Batter sales to franchisees                              2,710,589                2,422,004
  Franchise royalties                                      1,232,086                1,098,734
  Franchise sales - existing and new stores                  790,367                  785,308
  Other - net                                                 (7,672)                 (29,154)
                                                        ------------             ------------

    Total revenue                                          9,717,029               10,100,844
                                                        ------------             ------------

Operating expenses:
  Cost of sales                                            4,251,537                4,578,432
  Retail store occupancy                                   1,560,408                1,748,064
  Other retail store expenses                                234,001                  249,003
  Selling, general and administrative expenses             1,915,592                1,820,711
                                                        ------------             ------------

    Total operating expenses                               7,961,538                8,396,210
                                                        ------------             ------------

Other (income) expenses, net:
  Interest income                                            (68,279)                 (32,830)
  Interest expense                                         1,089,578                1,090,370
  Amortization of deferred loan costs                        144,200                  143,100
                                                        ------------             ------------

    Total other expenses, net                              1,165,499                1,200,640
                                                        ------------             ------------

Income before taxes                                          589,992                  503,994

State and federal income tax expense                         306,884                  274,206
                                                        ------------             ------------

Net income                                              $    283,108             $    229,788
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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)



                                      FOR THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 1997
                                  -------------------------------------------------------------

                                                   ADDITIONAL
                                    COMMON           PAID IN       ACCUMULATED         TOTAL
                                     STOCK           CAPITAL         DEFICIT           EQUITY
                                  -----------       --------       -----------       ----------
Balance at June 29, 1997          $13,500,000       $336,063       $(7,133,105)      $6,702,958

Current period net income                  --             --           283,108          283,108
                                  -----------       --------       -----------       ----------

                                  $13,500,000       $336,063       $(6,849,997)      $6,986,066
                                  ===========       ========       ===========       ==========








   The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          FOR THE THIRTEEN      FOR THE THIRTEEN
                                                                                            WEEK PERIOD            WEEK PERIOD
                                                                                               ENDED                  ENDED
                                                                                         SEPTEMBER 28, 1997    SEPTEMBER 29, 1996
                                                                                         ------------------    ------------------
Cash flows from operating activities :
  Net income                                                                                $   283,108           $   229,788
  Adjustments to reconcile net income to net cash (used for) provided by operating activities :
      Depreciation                                                                              420,728               461,385
      Amortization of cost in excess of fair value of net assets acquired (goodwill)            217,600               217,600
      Amortization of deferred loan costs                                                       144,200               143,100
      Net gain on sales and disposals of property and equipment                                (451,801)             (564,497)
      Net decrease in accrued straight-line minimum rent
        receivable and payable                                                                   (8,036)              (32,196)
      Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                                            157,561               (25,046)
          Increase in inventory                                                                (257,928)             (119,282)
          Decrease in prepaid expenses                                                           47,595             1,135,536
          Decrease (increase) in other receivables                                                6,868               (17,834)
          (Increase) decrease in deposits                                                           (30)                  385
          Increase (decrease) in accounts payable                                               354,949              (579,659)
          Increase (decrease) in sales taxes payable                                              2,572               (10,962)
          Decrease in accrued interest payable                                               (1,087,206)           (1,086,211)
          (Decrease) increase in accrued expenses                                              (265,674)              219,023
          Increase in deposits                                                                   63,611                54,291
                                                                                            -----------           -----------

              Net cash (used for) provided by operating activities                             (371,883)               25,421
                                                                                            -----------           -----------

Cash flows from investing activities:
  Acquisitions of property and equipment, including net change in construction
    in progress, net of construction deposits received from franchisees                        (599,055)             (142,679)
  Proceeds from sales and disposals of property and equipment                                   872,500               159,523
  Proceeds from collection of notes receivable                                                  418,141                 7,845
                                                                                            -----------           -----------

              Net cash provided by investing activities                                         691,586                24,689
                                                                                            -----------           -----------

Cash flows from financing activities:
  Principal repayments under capital lease obligations                                           (6,363)               (4,795)
  Dividends paid                                                                               (125,000)                    0
                                                                                            -----------           -----------

              Net cash used for financing activities                                           (131,363)               (4,795)
                                                                                            -----------           -----------

      Net increase in cash and cash equivalents during period                                   188,340                45,315
                                                                                            -----------           -----------

Cash and cash equivalents, beginning of period                                                4,883,991             3,301,627
                                                                                            -----------           -----------

Cash and cash equivalents, end of period                                                    $ 5,072,331           $ 3,346,942
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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                           FOR THE THIRTEEN        FOR THE THIRTEEN
                                                              WEEK PERIOD              WEEK PERIOD
                                                                 ENDED                    ENDED
                                                          SEPTEMBER 28, 1997       SEPTEMBER 29, 1996
                                                          ------------------       ------------------
Supplemental disclosure of cash flow information:
-------------------------------------------------

Cash paid during the period for:

  Interest                                                     $2,176,784              $2,176,581
                                                               ==========              ==========

  State and federal income taxes                               $  496,750              $  250,750
                                                               ==========              ==========


Supplemental disclosures of non-cash investing and financing activities:

During the thirteen weeks ended September 28, 1997, a note receivable in the amount of $100,000 was received from an unrelated franchisee in connection with the sale of 2 Company-operated stores.

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

         The accompanying financial statements of Great American Cookie Company, Inc. (the "Company" or Great American Cookies) for the thirteen weeks ended September 28, 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, and the results of its operations and its cash flows for the periods presented. However, these results are not necessarily indicative of the results for any other interim period or the full year.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 29, 1997. Earnings per share is not presented, as the Company is wholly-owned.

         Certain fiscal year 1997 accounts have been reclassified to conform to the fiscal year 1998 presentation.


2.       NOTES RECEIVABLE

         Notes receivable consist of the following:


                                                        SEPTEMBER 28,        JUNE 29,
                                                             1997              1997
                                                        -------------      -----------
         Notes receivable                                  $851,578         $1,169,719
         Less: current portion                              506,240            867,207
                                                           --------         ----------

         Notes receivable, net of current portion          $345,338         $  302,512
                                                           ========         ==========


         Notes receivable are due from various franchisees and principally result from the sale of existing Company-operated stores to franchisees. Each note originating from the sale of a store is guaranteed by the purchaser and collateralized by the assets sold. Short-term notes generally carry an interest rate of 15% per annum and are intended to serve as interim financing until the franchisee can secure long-term financing from a third party lender. Notes classified as non-current are generally due in monthly installments of principal and interest, with the interest rates ranging from 9% to 12.5% per annum.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                         NOTES TO FINANCIAL STATEMENTS



3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                 SEPTEMBER 28,        JUNE 29,
                                                     1997               1997
                                                 -------------     ------------
         Land                                    $    240,000      $    240,000
         Building                                     760,795           760,795
         Building and leasehold improvements        6,534,519         6,829,757
         Furniture, fixtures, and equipment         3,168,226         3,228,241
                                                 ------------      ------------

                                                   10,703,540        11,058,793

         Less: accumulated depreciation            (4,787,275)       (4,754,202)
                                                 ------------      ------------

         Property and equipment net              $  5,916,265      $  6,304,591
                                                 ============      ============


4.       LONG-TERM DEBT

         Notes payable as of September 28, 1997 and June 29, 1997 represent notes issued on December 10, 1993. Notes payable are described as follows:

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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                          NOTES TO FINANCIAL STATEMENT



5.       LITIGATION

                  On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state, franchise and unfair trade practice laws. These allegations were made as a result of discussions held between Cookies USA and Mrs. Fields Original Cookies, Inc. (Mrs. Fields) regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, the sole stockholder of Great American Cookies. As of November 12, 1997, no agreement with Mrs. Fields has been reached. The Company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims. It has agreed with the plaintiffs to extend the due date of the Companys response to the plaintiffs lawsuit until December 2, 1997, so that negotiations among the parties may continue. Nevertheless, this action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Companys financial position or operating results.

                  In addition, from time to time, the Company is subject to claims and legal actions in the ordinary course of its business. Such claims or legal actions would not have a material adverse effect on the Company or its business, and the Company is not aware that any other litigation is threatened.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of the results of operations of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended September 28, 1997 compared to the results of operations for the thirteen weeks ended September 29, 1996 is below. The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and is not stated.

         The forward-looking statements contained in this section (Item 2) represent the Companys expectations or beliefs concerning future events, including statements regarding unit growth and cash requirements. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those stated in the forward-looking statements including, without limitation, the following: consumer spending trends and habits, mall traffic trends, increased competition among snack retailers, economic conditions in the regions where the Company and its franchisees operate stores, the ability to identify and secure suitable locations for new stores, the availability of experienced management and hourly employees, and the laws and regulations affecting labor and employee benefit costs.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 (FIRST QUARTER OF FISCAL 1998) COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 (FIRST QUARTER OF FISCAL 1997)

Company and Franchise Store Activity

         As of September 28, 1997 there were 84 Company-operated stores and 241 franchised stores in operation. The store activity for the first quarter of fiscal 1998 and first quarter of fiscal 1997 is summarized as follows:


                                                              FIRST QUARTER                 FIRST QUARTER
                                                              OF FISCAL 1998                OF FISCAL 1997
                                                              --------------                --------------
                                                          COMPANY-                      COMPANY-
                                                          OPERATED      FRANCHISED      OPERATED       FRANCHISED
                                                          --------      ----------      --------       ----------
Stores open as of beginning of the quarter                    91            233            104             225

     Stores opened (including relocations)                     2              3              0               2
     Stores closed (including relocations)                     0             (4)             0              (1)
     Stores sold to franchisees                               (9)             9             (5)              5
     Stores acquired from franchisees                          0              0              2              (2)
                                                            ----           ----           ----            ----

Stores open as of the end of the quarter                      84            241            101             229

     Satellite locations as of the end of the quarter          8             31             10              29
                                                            ----           ----           ----            ----

     Total outlets as of the end of the quarter               92            272            111             258
                                                            ====           ====           ====            ====


         The above activity results in 1,164 Company-operated equivalent store weeks and 3,066 franchisee-operated equivalent store weeks during the thirteen week period ended September 28, 1997 compared to 1,358 Company-operated equivalent store weeks and 2,919 franchisee-operated equivalent store weeks during the thirteen week period ended September 29, 1996.

Total Revenue

         Total revenue decreased approximately $384,000, or 3.8%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Each of the Companys revenue sources is discussed below:

         - Cookie and beverage sales at Company-operated retail stores decreased approximately $832,000, or 14.3%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease in revenue from Company-operated retail stores was entirely attributable to a 14.3% decrease in Company-operated equivalent store weeks, as average retail sales volume was virtually unchanged from quarter to quarter. On a comparable store basis, for those stores which were Company-operated during the first quarter of both fiscal 1998 and 1997, sales volumes decreased 1.2% during the quarter.

         - Batter sales to franchisees increased approximately $289,000, or 11.9%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase in batter sales to franchisees was primarily attributable to (a) a 6.9% increase in the average volume of batter sold per franchisee-operated equivalent store week and (b) an approximately 5.0% increase in franchisee-operated equivalent store weeks.

         - Franchise royalties increased approximately $133,000, or 12.1%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase in franchise royalties was attributable to (a) an increase in the average retail sales volume per franchisee-operated equivalent store week of 7.1% and (b) an approximately 5.0% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated during the first quarter of both fiscal 1998 and 1997, management estimates franchisees retail sales volumes increased 4.3% during the quarter.

         - Revenue from franchise sales increased approximately $5,000, or 0.6%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):


                                                                           FIRST QUARTER          FIRST QUARTER
                                                                            FISCAL 1998            FISCAL 1997
                                                                           -------------          -------------
                  Number of licenses sold to franchisees
                           - existing stores                                         9                      5
                           - new stores                                              2                      2

                  Cash and notes from sale of existing stores               $1,195,000             $1,127,000
                  Less: net book value of existing stores sold                (466,000)              (397,000)
                                                                            ----------             ----------
                  Revenue from sale of existing stores                         729,000                730,000
                                                                            ----------             ----------

                  Revenue from license fees for new stores                      50,000                 50,000
                  Revenue from other fees                                       11,000                  5,000
                                                                            ----------             ----------
                  Revenue from license fees
                    for new stores and other fees                               61,000                 55,000
                                                                            ----------             ----------

                  Total revenue from sale of existing
                    and new stores to franchisees                           $  790,000             $  785,000
                                                                            ==========             ==========


         - Other revenue increased approximately $21,000, or 73.7%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase in other revenue is primarily attributable to (a) an increase in sales of miscellaneous items to franchisees and (b) an increase in construction assistance revenue, offset by (c) an increase in sales discounts as a result of increased batter sales to franchisees.

Cost of Sales

         Cost of sales decreased approximately $327,000, or 7.1%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease in cost of sales was primarily attributable to (a) a reduction in Company-operated retail store sales volume due to a 14.3% decrease in Company-operated equivalent store weeks and (b) an improvement in wholesale batter margins due to a decrease in overhead costs, offset by (c) an increase in batter sales to franchisees and (d) a decline in retail beverage margins.

Retail Store Occupancy

         Retail store occupancy costs decreased approximately $188,000, or 10.7%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease was primarily attributable to a 14.3% decrease in Company-operated equivalent store weeks.

Other Retail Store Expenses

         Other retail store expenses decreased approximately $15,000, or 6.0%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease in other retail store expenses was primarily attributable to decreases in supplies expense and bank charges as a result of operating an average of 14 fewer Company stores during the first quarter of fiscal 1998 versus the first quarter of fiscal 1997.

Selling, General and Administrative

         Selling, general and administrative expenses increased approximately $95,000, or 5.2%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. This increase was primarily attributable to (a) an increase in training expenses due to a one-time purchase of materials related to the rollout of the Companys new training program, (b) an increase in administrative costs related to the start-up of a gift certificate program, a worldwide web site, and public relations initiatives, and (c) an increase in workers compensation and health insurance expenses, offset by (d) a decrease in professional service fees, (e) a decrease in local store and point of sale marketing costs, and (f) a decrease in travel expenses.

Other Expenses, Net

         Other expenses, net, decreased approximately $35,000, or 2.9%, during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The decrease was primarily attributable to an increase in interest income.

Net Income

         Net income increased approximately $53,000, or 23.2%, for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase in net income was attributable to (a) an 3.0% increase in operating income and (b) a 2.9% decrease in other expenses, net, offset by (c) an 11.9% increase in state and federal income tax expense.

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



                                                       FOR THE               FOR THE
                                                    THIRTEEN WEEK         THIRTEEN WEEK
                                                     PERIOD ENDED          PERIOD ENDED
                                                  SEPTEMBER 28, 1997   SEPTEMBER 29, 1996
                                                      (UNAUDITED)           (UNAUDITED)
                                                  ------------------   ------------------
Net income                                              $  283                $  230
Add:
   Depreciation                                            421                   461
   Amortization of goodwill                                218                   218
   Interest expense, net of interest income              1,021                 1,058
   Amortization of debt issue costs                        144                   143
   Provision for income taxes                              307                   274
                                                        ------                ------

EBITDA                                                   2,394                 2,384

Add:
   Other non-cash items                                     44                    19
   Interest income                                          68                    33
                                                        ------                ------

   Adjusted EBITDA                                      $2,506                $2,436
                                                        ======                ======


LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of September 28, 1997 was approximately $6,602,000, a 16.4% increase compared to the working capital balance at the end of the prior quarter (June 29, 1997) of approximately $5,672,000. The increase in working capital is primarily due to cash and notes received from the sale of 9 Company-operated stores during the quarter totaling $1,195,000. Additionally, the Companys cash balance at September 28, 1997, increased approximately $188,000, or 3.9%, compared to the balance at June 29, 1997.

         The Company requires capital primarily to meet debt service obligations on its Senior Secured Notes (See Note 4 of the financial statements), for the development of new stores, and for the remodel of its existing Company-operated stores. The Companys principal sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

         The Companys Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15 until the year 2001. Based on the terms of the Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter facility operations and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future. Notwithstanding the above, the Company's liquidity is dependent upon its ability to sell both existing and new stores to franchisees.

         The Company continually invests in its business through the addition of new Company-operated stores. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will build approximately 2 Company-operated stores during fiscal 1998, requiring aggregate expenditures of approximately $260,000 for store opening costs. The Company anticipates that such costs will be funded with cash flow from operations and the sale of existing Company-operated stores to franchisees, including initial license fees. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell stores to franchisees.

         During the thirteen week period ended September 28, 1997, the Company incurred total capital expenditures of approximately $599,000, including a net increase in construction in progress of $46,000. The Company estimates that to adequately maintain the Atlanta batter production facility and existing Company-operated retail units, approximately $300,000 to $400,000 of capital expenditures are required annually.

         The Company is a 100% subsidiary of Cookies USA, Inc. (Cookies USA) and the sole operating unit of the consolidated entity. As of September 28, 1997, Cookies USA had outstanding debt consisting of $10 million of Subordinated Notes. Additionally, as of September 28, 1997, Cookies USA had outstanding securities and accrued dividends consisting of $12,896,158 of Senior Preferred Stock, $2,975,428 of Junior Class A Preferred Stock, $892,628 of Junior Class B Preferred Stock and $250,000 of common stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees, incurred by Cookies USA, and taxes. The Company expects to pay dividends and tax payments to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes. During the thirteen week period ended September 28, 1997 the Company paid $125,000 of dividends to Cookies USA, all of which were declared and accrued prior to fiscal 1998.


SEASONALITY AND INFLATION

         The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

         The Company does not believe that, historically, inflation has materially affected earnings. However, many of the Companys employees are paid hourly rates related to the federal minimum wage, which increased from $4.75 to $5.15 on September 1, 1997. The minimum wage increase may negatively impact the Companys payroll costs in the short-term, but management believes this impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases. Historically, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.


GOODWILL

         In determining the value of the Company, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately became comfortable with such value based on potential growth rates which are lower than those the Company has experienced in the five years preceding the acquisition of December 10, 1993. The carrying value of goodwill is evaluated for indications of possible impairment. The review is based on comparing the carrying amount to the undiscounted cash flows from continuing operations over the remaining amortization period. No impairment is indicated as of September 28, 1997.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state, franchise and unfair trade practice laws. These allegations were made as a result of discussions held between Cookies USA and Mrs. Fields Original Cookies, Inc. (Mrs. Fields) regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, the sole stockholder of Great American Cookies. As of November 12, 1997, no agreement with Mrs. Fields has been reached. The Company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims. It has agreed with the plaintiffs to extend the due date of the Companys response to the plaintiffs lawsuit until December 2, 1997, so that negotiations among the parties may continue. Nevertheless, this action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Companys financial position or operating results.

         In addition, from time to time, the Company is subject to claims and legal actions in the ordinary course of its business. Such claims or legal actions would not have a material adverse effect on the Company or its business, and the Company is not aware that any other litigation is threatened.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27       Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the quarter ended September 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GREAT AMERICAN COOKIE COMPANY, INC.



Date: November 12, 1997           By: /s/ David B. Barr
                                      ------------------------------------------
                                          David B. Barr, President,
                                          Chief Financial Officer, and Treasurer
                                          (Principal Financial Officer)