Form 10-Q
period 1997-12-28
GREAT AMERICAN COOKIE CO INC
filed 1998-02-11
CIK 920110

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

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

===============================================================================

                     GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Balance Sheet as of December 28, 1997 and June 29, 1997

                  Statement of Operations for the thirteen week periods ended December 28, 1997 and December 29, 1996

                  Statement of Operations for the twenty-six week periods ended December 28, 1997 and December 29, 1996

                  Statement of Changes in Stockholder's Equity for the twenty-six week period ended December 28, 1997

                  Statement of Cash Flows for the twenty-six week periods ended December 28, 1997 and December 29, 1996

                  Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

                      GREAT AMERICAN COOKIE COMPANY, INC.
               (a wholly-owned subsidiary of Cookies USA, Inc.)

                                  BALANCE SHEET
                                  (Unaudited)

                                                                                         December 28,      June 29,
                                                                                            1997             1997
  ASSETS

  Current assets
    Cash and cash equivalents                                                            $ 7,123,311   $ 4,883,991
    Accounts receivable - trade                                                            1,911,592     1,701,587
    Inventory                                                                              1,549,689     1,291,907
    Prepaid expenses                                                                       1,185,165     1,227,378
    Current deferred tax benefit                                                               4,578         4,578
    Current portion of notes receivable                                                      167,505       867,207
    Other receivables                                                                         10,508         8,548
                                                                                         -----------   -----------

         Total current assets                                                             11,952,348     9,985,196
                                                                                         -----------   -----------


  Property and equipment, net of accumulated depreciation                                  5,716,131     6,304,591
  Construction in progress, net of construction deposits received from franchisees           170,785        91,759
                                                                                         -----------   -----------

                                                                                           5,886,916     6,396,350
                                                                                         -----------   -----------

  Other assets
     Deferred loan costs, net of accumulated amortization
        of $2,337,600 and $2,049,700, respectively                                         1,762,169     2,050,069
     Notes receivable, net of current portion                                                318,183       302,512
     Deferred tax benefit                                                                  1,293,006     1,293,006
     Deposits                                                                                 48,624        49,615
     Accrued straight-line minimum rent receivable for subleases to franchisees            1,371,191     1,266,701
                                                                                         -----------   -----------

                                                                                           4,793,173     4,961,903
                                                                                         -----------   -----------

  Cost in excess of fair value of net assets acquired (goodwill), net of
     accumulated amortization of $3,539,551 and $3,104,351, respectively                  31,412,774    31,847,974
                                                                                         -----------   -----------

                                                                                         $54,045,211   $53,191,423
                                                                                         ===========   ===========


  LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities
     Accounts payable                                                                    $   587,867   $   376,035
     Sales taxes payable                                                                     195,809       105,065
     Accrued interest payable                                                              1,994,044     1,993,750
     Accrued expenses                                                                      1,048,603     1,040,067
     Deposits                                                                                711,563       673,277
     Dividends payable                                                                             0       125,000
                                                                                         -----------   -----------

        Total current liabilities                                                          4,537,886     4,313,194
                                                                                         -----------   -----------

  Capital lease obligations, net                                                              48,204        62,214
                                                                                         -----------   -----------

  Accrued straight-line minimum rent payable                                               2,197,490     2,113,057
                                                                                         -----------   -----------

  Long-term debt                                                                          40,000,000    40,000,000
                                                                                         -----------   -----------

  Commitments and contingencies

  Stockholder's equity
     Common stock, no par value, 2,000 shares authorized:
        210 shares issued and outstanding                                                 13,500,000    13,500,000
     Additional paid-in capital                                                              336,063       336,063
     Accumulated deficit                                                                  (6,574,432)   (7,133,105)
                                                                                         -----------   -----------

                                                                                           7,261.631     6,702,958
                                                                                         -----------   -----------

                                                                                         $54,045,211   $53,191,423
                                                                                         ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                   FOR THE THIRTEEN         FOR THE THIRTEEN
                                                   WEEK PERIOD ENDED        WEEK PERIOD ENDED
                                                   DECEMBER 28, 1997        DECEMBER 29, 1996
                                                   -----------------        -----------------

  Revenue:
     Cookie and beverage sales                        $ 5,390,271               $6,369,721
     Batter sales to franchisees                        3,428,958                3,244,272
     Franchise royalties                                1,542,753                1,369,818
     Franchise sales - existing and new stores            110,230                   97,968
     Other - net                                           79,744                     (219)
                                                      -----------               ----------

        Total revenue                                  10,551,956               11,081,560
                                                      -----------               ----------

  Operating expenses:
     Cost of sales                                      4,564,552                4,864,280
     Retail store occupancy                             1,460,465                1,649,943
     Other retail store expenses                          252,745                  259,302
     Selling, general and administrative expenses       1,536,586                1,566,635
                                                      -----------               ----------

        Total operating expenses                        7,814,348                8,340,160
                                                      -----------               ----------

  Other (income) expenses, net:
     Interest income                                      (80,664)                 (59,446)
     Interest expense                                   1,088,894                1,090,245
     Amortization of deferred loan costs                  144,100                  143,100
                                                      -----------               ----------

        Total other expenses, net                       1,152,330                1,173,899
                                                      -----------               ----------

  Income before taxes                                   1,585,278                1,567,501

  State and federal income tax expense                    684,713                  678,338
                                                      -----------               ----------

  Net income                                          $   900,565               $  889,163
                                                      ===========               ==========


   The accompanying notes are an integral part of these financial statements.
                                      -4 -

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      FOR THE TWENTY-SIX        FOR THE TWENTY-SIX
                                                      WEEK PERIOD ENDED         WEEK PERIOD ENDED
                                                      DECEMBER 28, 1997         DECEMBER 29, 1996
  Revenue:

     Cookie and beverage sales                           $10,381,930               $12,193,673
     Batter sales to franchisees                           6,139,547                 5,666,276
     Franchise royalties                                   2,774,839                 2,468,552
     Franchise sales - existing and new stores               900,597                   883,276
     Other - net                                              72,072                   (29,373)
                                                         -----------               -----------

         Total revenue                                    20,268,985                21,182,404
                                                         -----------               -----------

  Operating expenses:

     Cost of sales                                         8,816,089                 9,442,712
     Retail store occupancy                                3,020,873                 3,398,007
     Other retail store expenses                             486,746                   508,305
     Selling, general and administrative expenses          3,452,178                 3,387,346
                                                         -----------               -----------

         Total operating expenses                         15,775,886                16,736,370
                                                         -----------               -----------

  Other (income) expenses, net:
     Interest income                                        (148,943)                  (92,276)
     Interest expense                                      2,178,472                 2,180,615
     Amortization of deferred loan costs                     288,300                   286,200
                                                         -----------               -----------


        Total other expenses, net                          2,317,829                 2,374,539
                                                         -----------               -----------

  Income before taxes                                      2,175,270                 2,071,495

  State and federal income tax expense                       991,597                   952,544
                                                         -----------               -----------

  Net income                                             $ 1,183,673               $ 1,118,951
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

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)

                              For the Twenty-Six Week Period Ended December 28, 1997
                              ------------------------------------------------------

                                            Additional
                                Common       Paid In     Accumulated        Total
                                 Stock       Capital        Deficit         Equity

Balance at June 29, 1997      $13,500,000    $336,063    $(7,133,105)     $6,702,958

Dividends declared                     --          --       (625,000)       (625,000)

Current period net income              --          --      1,183,673       1,183,673
                              -----------    --------    -----------     -----------
                              $13,500,000    $336,063    $(6,574,432)    $ 7,261,631
                              ===========    ========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                        FOR THE TWENTY-SIX      FOR THE TWENTY-SIX
                                                                                            WEEK PERIOD            WEEK PERIOD
                                                                                               ENDED                  ENDED
                                                                                         DECEMBER 28, 1997      DECEMBER 29, 1996
                                                                                        ------------------      -----------------

  Cash flows from operating activities:
     Net income                                                                                $1,183,673          $1,118,951
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                              808,086             893,617
        Amortization of cost in excess of fair value of net assets acquired (goodwill)            435,200             435,200
        Amortization of deferred loan costs                                                       287,900             286,200
        Net gain on sales and disposals of property and equipment                                (404,135)           (508,125)
        Net decrease in accrued straight-line minimum rent
           receivable and payable                                                                 (20,057)            (25,865)
        Changes in assets and liabilities:
           Increase in accounts receivable                                                       (190,005)           (372,479)
           Increase in inventory                                                                 (275,959)           (201,788)
           Decrease (increase) in prepaid expenses                                                 42,213             (85,910)
           Decrease in current deferred tax benefit                                                     0               5,697
           Increase in other receivables                                                           (1,960)            (15,716)
           Decrease in deposits                                                                       991                 858
           Increase (decrease) in accounts payable                                                211,832             (79,636)
           Increase in sales taxes payable                                                         90,744              28,973
           Increase in accrued interest payable                                                       294               1,288
           Increase in accrued expenses                                                             8,536             834,755
           Increase in deposits                                                                    38,286              17,739
                                                                                               ----------          ----------

              Net cash provided by operating activities                                         2,215,639           2,333,759
                                                                                               ----------          ----------
  Cash flows from investing activities:
     Acquisitions of property and equipment, including net increase in construction
        in progress, net of construction deposits received from franchisees                    (1,013,905)           (393,787)
     Proceeds from sales and disposals of property and equipment                                  915,379             284,131
     Acceptance of notes receivable                                                                     0              (2,224)
     Proceeds from collection of notes receivable                                                 886,217             443,564
                                                                                               ----------          ----------


              Net cash provided by investing activities                                           787,691             331,684
                                                                                               ----------          ----------

  Cash flows from financing activities:
     Principal repayments under capital lease obligations                                         (14,010)            (13,153)
     Dividends paid                                                                              (750,000)           (625,000)
                                                                                               ----------          ----------

              Net cash used for financing activities                                             (764,010)           (638,153)
                                                                                               ----------          ----------

        Net increase in cash and cash equivalents during period                                 2,239,320           2,027,290
                                                                                               ----------          ----------

  Cash and cash equivalents, beginning of period                                                4,883,991           3,301,627
                                                                                               ----------          ----------

  Cash and cash equivalents, end of period                                                     $7,123,311          $5,328,917
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

                     GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                      STATEMENT OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                            FOR THE TWENTY-SIX     FOR THE TWENTY-SIX
                                                                              WEEK PERIOD             WEEK PERIOD
                                                                                ENDED                    ENDED
                                                                            DECEMBER 28, 1997      DECEMBER 29, 1996
                                                                            ------------------     -------------------
Supplemental disclosure of cash flow information:
-------------------------------------------------

Cash paid during the period for:

  Interest                                                                  $2,178,472                 $2,179,327
                                                                            ==========                 ==========

  State and federal income taxes                                            $  576,000                 $  250,750
                                                                            ==========                 ==========


Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------

During the twenty-six weeks ended December 28, 1997, notes receivable with face amounts totaling $202,186 were received from unrelated franchisees in connection with the sale of 3 Company-operated stores.

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

   The accompanying notes are an integral part of these financial statements.
                                       -8-

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Great American Cookie Company, Inc. is an operator and franchisor of mall-based specialty retail cookie outlets and a manufacturer of cookie batter which is sold to Company-operated and franchised retail stores.

         The accompanying financial statements of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended and for the twenty-six weeks ended December 28, 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, and the results of its operations and its cash flows for the periods presented. However, these results are not necessarily indicative of the results for any other interim period or the full year.

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

  2.     NOTES RECEIVABLE

         Notes receivable consist of the following:


                                                                              DECEMBER 28,        JUNE 29,
                                                                                 1997               1997
                                                                              -----------        ----------
    Notes receivable                                                            $485,688         $1,169,719
    Less: current portion                                                        167,505            867,207
                                                                                --------         ----------

    Notes receivable, net of current portion                                    $318,183         $  302,512
                                                                                ========         ==========


         Notes receivable are due from various franchisees and principally result from the sale of existing Company-operated stores to franchisees. Each note originating from the sale of a store is guaranteed by the purchaser and collateralized by the assets sold. Short-term notes generally carry an interest rate of 10% to 15% per annum and are intended to serve as interim financing until the franchisee can secure long-term financing from a third party lender. Notes classified as non-current are generally due in monthly installments of principal and interest, with the interest rates ranging from 9% to 12.5% per annum.

                     GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                    DECEMBER 28,      JUNE 29,
                                                       1997             1997
                                                    -----------       ---------

    Land                                            $  240,000        $  240,000
    Building                                           760,795           760,795
    Building and leasehold improvements              6,550,499         6,829,757
    Furniture, fixtures, and equipment               3,135,486         3,228,241
                                                    ----------        ----------

                                                    10,686,780        11,058,793
    Less: accumulated depreciation                  (4,970,649)       (4,754,202)
                                                    ----------        ----------

    Property and equipment--net                     $5,716,131        $6,304,591
                                                    ==========        ==========



4.       LONG-TERM DEBT

         Notes payable as of December 28, 1997 and June 29, 1997 represent notes issued in connection with the acquisition of the Company on December 10, 1993. Notes payable are described as follows:

         10.875% Senior Secured Notes Payable due January 15, 2001,
             Series B, (the "Notes"). Interest accrues daily and
             is payable semi-annually on January 15 and July 15.     $40,000 000

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

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (a wholly-owned subsidiary of Cookies USA, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

5.       LITIGATION

         On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state franchise laws. These allegations were made as a result of discussions held between Cookies USA and Mrs. Fields Original Cookies, Inc. ("Mrs. Fields") regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, the sole stockholder of Great American Cookies. As of February 11, 1998, no agreement with Mrs. Fields has been reached. The Company has not responded to the lawsuit because the plaintiffs have agreed to extend the time to do so in order that discussions among all of the parties may continue. Nevertheless, the Company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims if necessary. This action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion and analysis of the results of operations of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended December 28, 1997 compared to the results of operations for the thirteen weeks ended December 29, 1996 and for the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996 is below. The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and is not stated.

         The "forward-looking statements" contained in this section (Item 2) represent the Company's expectations or beliefs concerning future events, including statements regarding unit growth and cash requirements. The Company cautions that a number of important factors could, individually or in the aggregate, cause actual results to differ materially from those stated in the forward-looking statements including, without limitation, the following: consumer spending trends and habits, mall traffic trends, increased competition among snack retailers, economic conditions in the regions where the Company and its franchisees operate stores, the ability to identify and secure suitable locations for new stores, the availability of experienced management and hourly employees, and the laws and regulations affecting labor and employee benefit costs.


THIRTEEN WEEKS ENDED DECEMBER 28, 1997 (SECOND QUARTER OF FISCAL 1998) COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 29, 1996 (SECOND QUARTER OF FISCAL 1997)


Company and Franchise Store Activity

         As of December 28, 1997 there were 80 Company-operated stores and 246 franchised stores in operation. The store activity for the second quarter of fiscal 1998 and second quarter of fiscal 1997 is summarized as follows:

                                                           SECOND QUARTER         SECOND QUARTER
                                                           OF FISCAL 1998         OF FISCAL 1997
                                                           --------------         --------------
                                                       COMPANY-                COMPANY-
                                                       OPERATED   FRANCHISED   OPERATED   FRANCHISED
                                                       --------   ----------   --------   -----------
  Stores open as of beginning of the quarter              84         241          101         229
     Stores opened (including relocations)                 0           3            0           3
     Stores closed (including relocations)                (1)         (1)          (1)         (2)
     Stores sold to franchisees                           (3)          3           (3)          3
     Stores acquired from franchisees                      0           0            1          (1)
                                                         ---         ---          ---         ---

  Stores open as of the end of the quarter                80         246           98         232

     Satellite locations as of the end of the quarter      7          32           10          30
                                                         ---         ---          ---         ---

     Total outlets as of the end of the quarter           87         278          108         262
                                                         ===         ===          ===         ===

         The above activity results in 1,064 Company-operated equivalent store weeks and 3,163 franchisee-operated equivalent store weeks during the thirteen week period ended December 28, 1997 compared to 1,298 Company-operated equivalent store weeks and 2,988 franchisee-operated equivalent store weeks during the thirteen week period ended December 29, 1996.

Total Revenue

  Total revenue decreased approximately $530,000, or 4.8%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Each of the Company's revenue sources is discussed below:

         - Cookie and beverage sales at Company-operated retail stores decreased approximately $979,000, or 15.4%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The decrease in revenue from Company-operated retail stores was primarily attributable to (a) an 18.0% decrease in Company-operated equivalent store weeks, offset by
                  (b) an increase in the average retail sales volume for Company-operated stores. Specifically, the average retail sales volume for Company-operated stores increased 2.7%. On a comparable store basis, for those stores which were Company-operated in the second quarter of both fiscal 1998 and 1997, sales volumes increased .4% during the quarter. The average retail sales volume increased more than comparable store sales volumes due to the Company's portfolio of stores improving as a result of closing 9 "underperforming" Company-operated stores during the third and fourth quarters of fiscal 1997.

         - Batter sales to franchisees increased approximately $185,000, or 5.7%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase in batter sales to franchisees was primarily attributable to (a) a 5.1% increase in franchisee-operated equivalent store weeks, offset by (b) a 0.2% decrease in the volume of batter sold per franchisee-operated equivalent store week.

         - Franchise royalties increased approximately $173,000, or 12.6%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase in franchise royalties was attributable to (a) a 6.7% increase in the average retail sales volume per franchisee-operated store and
                  (b) a 5.9% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1998 and 1997, management estimates franchisees' sales volumes increased 5.1% during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

         - Revenue from franchise sales increased approximately $12,000, or 12.5%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):


                                                     SECOND QUARTER     SECOND QUARTER
                                                      FISCAL 1998        FISCAL 1997
                                                     ------------       --------------
  Number of licenses sold to franchisees
         - existing stores                                      3                  3
         - new stores                                           2                  3

  Cash and notes from sale of existing stores            $220,000           $200,000

  Less: net book value of existing stores sold           (160,000)          (177,000)
                                                         --------           --------
  Revenue from sale of existing stores                     60,000             23,000
                                                         --------           --------

  Revenue from license fees for new stores                 50,000             75,000
  Revenue from other fees                                       0                  0
                                                         --------           --------
  Revenue from license fees
     for new stores and other fees                         50,000             75,000
                                                         --------           --------

  Total revenue from sale of existing
    and new stores to franchisees                        $110,000           $ 98,000
                                                         ========           ========

- Other revenue increased approximately $80,000 during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase in other revenue is primarily attributable to (a) an increase in sales of miscellaneous supplies to franchise stores, (b) an increase in sales of premium items within Company-operated retail stores, and
         (c) an increase in construction assistance revenue for construction assistance performed by the Company on behalf of the franchisees, offset by (d) an increase in sales discounts as a result of increased batter sales to franchisees.


Cost of Sales

         Cost of sales decreased approximately $300,000, or 6.2%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The decrease in cost of sales was primarily attributable to (a) a decline in cookie and beverage sales due to an 18.0% decrease in Company-operated equivalent store weeks, offset by (b) an increase in batter sales to franchisees and (c) a decline in Company-operated retail store margins.


Retail Store Occupancy

         Retail store occupancy costs decreased approximately $189,000, or 11.5%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The decrease was primarily attributable to (a) a decrease in rent, utilities, and depreciation expense as a result of an 18.0% decrease in Company-operated equivalent store weeks, offset by (b) an increase in repairs and maintenance costs.


Other Retail Store Expenses

         Other retail store expenses decreased approximately $7,000, or 2.5%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The decrease in other retail store expenses was primarily attributable to (a) an 18.0% decrease in Company-operated equivalent store weeks, offset by (b) an increase in both local store and point of sale marketing costs for Company-operated stores.


Selling, General and Administrative

         Selling, general and administrative expenses decreased approximately $30,000, or 1.9%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. This decrease was primarily attributable to (a) a decrease in salaries and benefits at the support center, (b) a decrease in franchise sales advertising, and (c) a decrease in legal and professional fees, offset by (d) an increase in marketing costs associated with local store and point of sale marketing for franchise stores as well as other general marketing costs.


Other Expenses, Net

         Other expenses, net, decreased approximately $22,000, or 1.8%, during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The decrease was primarily attributable to an increase in interest income.


Net Income

         Net income increased approximately $ 11,000, or 1.3%, for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase in net income was primarily attributable to (a) a 1.8% decrease in other expenses, net, offset by (b) a 0.9% increase in state and federal income tax expense.

TWENTY-SIX WEEKS ENDED DECEMBER 28, 1997 (FISCAL 1998 YEAR-TO-DATE) COMPARED TO TWENTY-SIX WEEKS ENDED DECEMBER 29, 1996 (FISCAL 1997 YEAR-TO-DATE)


Company and Franchise Store Activity

         As of December 28, 1997 there were 80 Company-operated stores and 246 franchised stores in operation. The store activity for fiscal 1998 year-to-date and for fiscal 1997 year-to-date is summarized as follows:

                                                                  FISCAL 1998             FISCAL 1997
                                                                  YEAR-TO-DATE            YEAR-TO-DATE
                                                                  ------------            ------------
                                                             COMPANY-                COMPANY-
                                                             OPERATED   FRANCHISED   OPERATED   FRANCHISED
                                                            ---------   ----------   --------   ----------
  Stores open as of beginning of the fiscal year               91         233          104          225
      Stores opened(including relocations)                      2           6            0            5
      Stores closed (including relocations)                    (1)         (5)          (1)          (3)
      Stores sold to franchisees                              (12)         12           (8)           8
      Stores acquired from franchisees                          0           0            3           (3)
                                                              ---         ---          ---          ---

  Stores open as of the end of the quarter                     80         246           98          232

      Satellite locations as of the end of the quarter          7          32           10           30
                                                              ---         ---          ---          ---

      Total outlets as of the end of the quarter               87         278          108          262
                                                              ===         ===          ===          ===

         The above activity results in 2,228 Company-operated equivalent store weeks and 6,229 franchisee-operated equivalent store weeks during the twenty-six week period ended December 28, 1997 compared to 2,656 Company-operated equivalent store weeks and 5,907 franchisee-operated equivalent store weeks during the twenty-six week period ended December 29, 1996.


Total Revenue

         Total revenue decreased approximately $913,000, or 4.3%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. Each of the Company's revenue sources is discussed below:

         - Cookie and beverage sales at Company-operated retail stores decreased approximately $1,812,000, or 14.9%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The decrease in revenue from Company-operated retail stores was attributable to (a) an 16.1% decrease in Company-operated equivalent store weeks, offset by (b) a 1.2% increase in the average retail sales volume for Company-operated stores. On a comparable store basis, for those stores which were Company-operated in both fiscal 1998 and 1997, sales volumes increased .2%. The average retail sales volume increased more than comparable store sales volume due to the Company's portfolio of stores improving as a result of closing 9 "underperforming" Company-operated stores during the third and fourth quarters of fiscal 1997.

         - Batter sales to franchisees increased approximately $473,000, or 8.4%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The increase in batter sales to franchisees was primarily attributable to (a) a 5.5% increase in franchisee-operated equivalent store weeks, and (b) a 2.9% increase in the volume of batter sold per franchisee-operated equivalent store week.

         - Franchise royalties increased approximately $306,000, or 12.4%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The increase in franchise royalties was attributable to (a) an increase in the average retail sales volume per franchisee-operated store of 6.9%, and (b) a 5.5% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1998 and 1997, management estimates franchisees' sales volumes increased 4.8%.

         - Revenue from franchise sales increased approximately $18,000, or 2.0%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. Revenue from selling existing and new stores to franchisees is summarized as follows (rounded):



                                                           FISCAL 1998        FISCAL 1997
                                                           -----------        -----------
         Number of licenses sold to franchisees
                - existing stores                                   12                  8
                - new stores                                         4                  5

         Cash and notes from sale of existing stores        $1,415,000         $1,327,000
         Less: net book value of existing stores sold         (625,000)          (574,000)
                                                            ----------         ----------
         Revenue from sale of existing stores                  790,000            753,000
                                                            ----------         ----------

         Revenue from license fees for new stores              100,000            125,000
         Revenue from other fees                                11,000              5,000
         Revenue from license fees                          ----------         ----------
            for new stores and other fees                      111,000            130,000
                                                            ----------         ----------

         Total revenue from sale of existing
            and new stores to franchisees                   $  901,000         $  883,000
                                                            ==========         ==========

         - Other revenue increased approximately $101,000, or 345%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The increase in other revenue is primarily attributable to (a) an increase in sales of premium items within Company-operated retail stores, (b) an increase in sales of miscellaneous supplies to franchise stores, and (c) an increase in construction assistance revenue for construction assistance performed by the Company on behalf of the franchisees, offset by (d) an increase in sales discounts as a result of increased batter sales to franchisees.


Cost of Sales

         Cost of sales decreased approximately $627,000, or 6.6%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The decrease in cost of sales was primarily attributable to
(a) a decline in cookie and beverage sales due to an 16.1% decrease in Company-operated equivalent store weeks, offset by (b) an increase in batter sales to franchisees and (c) a decline in Company-operated retail store margins.


Retail Store Occupancy

         Retail store occupancy costs decreased approximately $377,000, or 11.1%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The decrease was primarily attributable to (a) a decrease in rent, utilities, and depreciation expense as a result of a 16.1% decrease in Company-operated equivalent store weeks, offset by
(b) an increase in repairs and maintenance costs.

Other Retail Store Expenses

         Other retail store expenses decreased approximately $22,000, or 4.2%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The decrease in other retail store expenses was primarily attributable to (a) a 16.1% decrease in Company-operated equivalent store weeks, offset by (b) an increase in both local store and point of sale marketing costs for Company-operated stores.


Selling, General and Administrative

         Selling, general and administrative expenses increased approximately $65,000, or 1.9%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. This increase was primarily attributable to (a) an increase in marketing expenditures, (b) an increase in the cost of training materials related to the rollout of a new training program, and (c) increases in the cost of health and worker's compensation insurance, offset by (d) a decrease in legal and professional fees, (e) a decrease in salaries and benefits at the support center, and (f) a decrease in franchise sales advertising.


Other Expenses, Net

         Other expenses, net, decreased approximately $57,000, or 2.4%, during the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The decrease was primarily attributable to an increase in interest income.


Net Income

         Net income increased approximately $65,000, or 5.8%, for the twenty-six weeks ended December 28, 1997 compared to the twenty-six weeks ended December 29, 1996. The increase in net income was primarily attributable to (a) a 1.1% increase in operating income and (b) a 2.4% decrease in other expenses, net, offset by (c) a 4.1% increase in state and federal income tax expense.

Fixed Charge Coverage

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented below as management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA does not represent net income or cash flows from operations as these terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows have been or will be sufficient to fund cash needs. Adjusted EBITDA includes adjustments to EBITDA used in the indenture for the 10.875% Senior Secured Notes Payable due January 15, 2001, (Series B) to calculate compliance with the Fixed Charge Coverage Ratio per such indenture, consisting of adding back interest income and the elimination of certain non-cash charges, including losses on the sale of fixed assets and accrual of lease expense in excess of cash paid. EBITDA and Adjusted EBITDA are calculated as follows (000's omitted):

                                              FOR THE             FOR THE             FOR THE             FOR THE
                                           THIRTEEN WEEK       THIRTEEN WEEK      TWENTY-SIX WEEK      TWENTY-SIX WEEK
                                            PERIOD ENDED        PERIOD ENDED        PERIOD ENDED         PERIOD ENDED
                                          DECEMBER 28, 1997   DECEMBER 29, 1996   DECEMBER 28, 1997   DECEMBER 29, 1996
                                            (UNAUDITED)         (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                          -----------------   -----------------   -----------------   -----------------
  Net income                                  $  901              $  889               $1,184             $1,119
  Add:
     Depreciation                                387                 433                  808                894
     Amortization of goodwill                    217                 217                  435                435
     Interest expense,
        net of interest income                 1,008               1,030                2,029              2,088
     Amortization of debt issue costs            144                 143                  288                286
     Provision for income taxes                  685                 678                  992                953
                                               -----               -----                -----              -----

  EBITDA                                       3,342               3,390                5,736              5,775

  Add:
     Other non-cash items                         62                  29                  106                 47
     Interest income                              81                  59                  149                 92
                                               -----               -----                -----              -----

     Adjusted EBITDA                          $3,485              $3,478               $5,991             $5,914
                                              ======              ======               ======             ======


Liquidity and Capital Resources

         Working capital as of December 28, 1997 was approximately $7,414,000, a $1,742,000 or 30.7%, increase compared to the working capital balance at the end of the previous fiscal year (June 29, 1997). The increase in working capital is primarily due to (a) cash and short-term notes received from the sale of 12 Company-operated stores during the first two quarters of fiscal 1998 totaling $1,315,000 and (b) an increase in the balance of both receivables and inventory as of December 28, 1997, primarily due to the normal increase in batter sales and ingredient purchases during the Christmas shopping season.

         The Company requires capital primarily to meet debt service obligations on its Senior Secured Notes (See Note 4 of the financial statements) for the development of new stores and for the remodel of its existing Company-operated stores. The Company's principal sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

         The Company's Senior Secured Notes require semi-annual interest payments of approximately $2,175,000 on January 15 and July 15 until the year 2001. Based on the terms of the Senior Secured Notes, the Company will not have any mandatory debt amortization requirements until the year 2001. The Company anticipates that additional cash flow will be generated primarily from the sale of existing retail stores to franchisees so that, with cash generated from retail store and batter operations, and royalties from franchisees, the Company will be able to meet its debt service requirements as well as its capital expenditure requirements for the foreseeable future. Notwithstanding the above, the Company's liquidity is dependent upon its ability to sell both existing and new stores to franchisees.

         The Company continually invests in its business through the addition of new Company-operated stores. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will build approximately 3 Company-operated stores during fiscal 1998, requiring aggregate expenditures of approximately $390,000 for store opening costs, in addition to remodeling 5 Company-operated stores which will require estimated expenditures of approximately $600,000. The Company anticipates that such costs will be funded with cash flow from operations and the sale of existing Company-operated stores to franchisees, including initial license fees. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell stores to franchisees.

         During the twenty-six week period ended December 28, 1997, the Company incurred total capital expenditures of approximately $1,014,000, including a net increase in construction in progress of approximately $79,000. The Company estimates that to adequately maintain the Atlanta batter production facility and existing Company-operated retail units, approximately $300,000 to $400,000 of capital expenditures are required annually.

         The Company is a 100% subsidiary of Cookies USA, Inc. ("Cookies USA") and the sole operating unit of the consolidated entity. As of December 28, 1997, Cookies USA had outstanding debt consisting of $10 million of Subordinated Notes. Additionally, as of December 28, 1997, Cookies USA had outstanding securities and accrued dividends consisting of $13,053,658 of Senior Preferred Stock, $3,006,678 of Junior Class A Preferred Stock, $902,003 of Junior Class B Preferred Stock and $250,000 of common stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees and taxes, incurred by Cookies USA. The Company expects to pay dividends and tax payments to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes. During the twenty-six week period ended December 28, 1997, the Company paid $750,000 of dividends to Cookies USA, of which, $625,000 were declared in the second quarter of fiscal 1998.


Seasonality and Inflation

         The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

         The Company does not believe that historically inflation has materially affected earnings. However, many of the Company's employees are paid hourly rates related to the federal minimum wage which increased from $4.75 to $5.15 on September 1, 1997. The minimum wage increase may negatively impact the Company's payroll costs in the short-term, but management believes such impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases. Historically, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.


Goodwill

         In evaluating the Company's goodwill for possible impairment, management has considered potential growth rates in both sales and EBITDA over the next five years. Management ultimately became comfortable with such value based on potential growth rates which are lower than those the Company has experienced in the five years preceding the acquisition. The impairment review is based on comparing the carrying amount to the undiscounted cash flows over the remaining amortization period. No impairment is indicated as of December 28, 1997.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state franchise laws. These allegations were made as a result of discussions held between Cookies USA and Mrs. Fields Original Cookies, Inc. ("Mrs. Fields") regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, the sole stockholder of Great American Cookies. As of February 11, 1998, no agreement with Mrs. Fields has been reached. The Company has not responded to the lawsuit because the plaintiffs have agreed to extend the time to do so in order that discussions among all of the parties may continue. Nevertheless, the Company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims if necessary. This action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27 Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K
                  The Company did not file any reports on Form 8-K during the quarter ended December 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GREAT AMERICAN COOKIE COMPANY, INC.




Date: February 11, 1998              By: /s/David B. Barr
                                         ------------------------------------
                                         David B. Barr, President,
                                         Chief Financial Officer, and Treasurer
                                         (Principal Financial Officer)