Form 10-Q
period 1998-03-29
GREAT AMERICAN COOKIE CO INC
filed 1998-05-13
CIK 920110

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

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

                  Balance Sheet as of March 29, 1998 and June 29, 1997

                  Statement of Operations for the thirteen week periods ended March 29, 1998 and March 30, 1997

                  Statement of Operations for the thirty-nine week periods ended March 29, 1998 and March 30, 1997

                  Statement of Changes in Stockholder's Equity for the thirty-nine week period ended March 29, 1998

                  Statement of Cash Flows for the thirty-nine week periods ended March 29, 1998 and March 30, 1997

                  Notes to Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                                  BALANCE SHEET
                                   (UNAUDITED)



                                                                                            MARCH 29,         JUNE 29,
                                                                                              1998              1997
                                                                                          -------------     -------------
ASSETS
Current assets
   Cash and cash equivalents                                                              $   6,542,083     $   4,883,991
   Accounts receivable - trade                                                                1,647,800         1,701,587
   Inventory                                                                                  1,575,497         1,291,907
   Prepaid expenses                                                                           1,261,707         1,227,378
   Current deferred tax benefit                                                                   4,578             4,578
   Current portion of notes receivable                                                          156,505           867,207
   Other receivables                                                                              7,487             8,548
                                                                                          -------------     -------------
     Total current assets                                                                    11,195,657         9,985,196
                                                                                          -------------     -------------
Property and equipment, net of accumulated depreciation                                       5,493,546         6,304,591
Construction in progress, net of construction deposits received from franchisees                159,253            91,759
                                                                                          -------------     -------------
                                                                                              5,652,799         6,396,350
                                                                                          -------------     -------------

Other assets
   Deferred loan costs, net of accumulated amortization
     of $2,482,000 and $2,049,000, respectively                                               1,618,169         2,050,069
   Notes receivable, net of current portion                                                     293,467           302,512
   Deferred tax benefit                                                                       1,293,006         1,293,006
   Deposits                                                                                      48,624            49,615
   Accrued straight-line minimum rent receivable for subleases to franchisees                 1,384,182         1,266,701
                                                                                          -------------     -------------

                                                                                              4,637,448         4,961,903
                                                                                          -------------     -------------

Cost in excess of fair value of net assets acquired (goodwill), net of
   accumulated amortization of $3,757,151 and $3,104,351, respectively                       31,195,174        31,847,974
                                                                                          -------------     -------------
                                                                                          $  52,681,078     $  53,191,423
                                                                                          =============     =============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
   Accounts payable                                                                       $     429,671     $     376,035
   Sales taxes payable                                                                           95,496           105,065
   Accrued interest payable                                                                     906,544         1,993,750
   Accrued expenses                                                                           1,185,022         1,040,067
   Deposits                                                                                     746,315           673,277
   Dividends payable                                                                                  0           125,000
                                                                                          -------------     -------------
     Total current liabilities                                                                3,363,048         4,313,194
                                                                                          -------------     -------------
Capital lease obligations, net                                                                   42,806            62,214
                                                                                          -------------     -------------
Accrued straight-line minimum rent payable                                                    2,185,914         2,113,057
                                                                                          -------------     -------------
Long-term debt                                                                               40,000,000        40,000,000
                                                                                          -------------     -------------

Commitments and contingencies

Stockholder's equity
   Common stock, no par value, 2,000 shares authorized:
     210 shares issued and outstanding                                                       13,500,000        13,500,000
   Additional paid-in capital                                                                   336,063           336,063
   Accumulated deficit                                                                       (6,746,753)       (7,133,105)
                                                                                          -------------     -------------

                                                                                              7,089,310         6,702,958
                                                                                          -------------     -------------

                                                                                          $  52,681,078     $  53,191,423
                                                                                          =============     =============

The accompanying notes are an integral part of these financial statements.

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                    FOR THE THIRTEEN           FOR THE THIRTEEN
                                                                    WEEK PERIOD ENDED          WEEK PERIOD ENDED
                                                                      MARCH 29, 1998             MARCH 30, 1997
                                                                    -----------------          -----------------
Revenue:
     Cookie and beverage sales                                      $       4,359,440          $       5,125,142
     Batter sales to franchisees                                            2,844,836                  2,625,017
     Franchise royalties                                                    1,251,134                  1,110,424
     Franchise sales - existing and new stores                                      0                     75,461
     Other - net                                                               38,157                     14,254
                                                                    -----------------          -----------------

         Total revenue                                                      8,493,567                  8,950,298
                                                                    -----------------          -----------------

Operating expenses:
     Cost of sales                                                          4,155,554                  4,445,005
     Retail store occupancy                                                 1,374,869                  1,657,977
     Other retail store expenses                                              203,792                    244,210
     Selling, general and administrative expenses                           1,764,692                  1,780,420
                                                                    -----------------          -----------------

         Total operating expenses                                           7,498,907                  8,127,612
                                                                    -----------------          -----------------

Other (income) expenses, net:
     Interest income                                                          (93,583)                   (83,967)
     Interest expense                                                       1,088,812                  1,089,823
     Amortization of deferred loan costs                                      144,000                    143,100
                                                                    -----------------          -----------------

         Total other expenses, net                                          1,139,229                  1,148,956
                                                                    -----------------          -----------------
Loss before taxes                                                            (144,569)                  (326,270)

State and federal income tax expense (benefit)                                 27,752                    (41,295)
                                                                    -----------------          -----------------
Net loss                                                            $        (172,321)         $        (284,975)
                                                                    =================          =================


The accompanying notes are an integral part of these financial statements.

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                     FOR THE THIRTY-NINE      FOR THE THIRTY-NINE
                                                                      WEEK PERIOD ENDED         WEEK PERIOD ENDED
                                                                        MARCH 29, 1998            MARCH 30, 1997
                                                                     -------------------      --------------------
Revenue:
     Cookie and beverage sales                                            $ 14,741,370            $ 17,318,815
     Batter sales to franchisees                                             8,984,383               8,291,293
     Franchise royalties                                                     4,025,973               3,578,976
     Franchise sales - existing and new stores                                 903,097                 958,737
     Other - net                                                               107,729                 (15,119)
                                                                          ------------            ------------

         Total revenue                                                      28,762,552              30,132,702
                                                                          ------------            ------------

Operating expenses:
     Cost of sales                                                          12,971,643              13,887,717
     Retail store occupancy                                                  4,395,742               5,055,984
     Other retail store expenses                                               690,538                 752,515
     Selling, general and administrative expenses                            5,216,870               5,167,766
                                                                          ------------            ------------

         Total operating expenses                                           23,274,793              24,863,982
                                                                          ------------            ------------
Other (income) expenses, net:
     Interest income                                                          (242,526)               (176,243)
     Interest expense                                                        3,267,284               3,270,438
     Amortization of deferred loan costs                                       432,300                 429,300
                                                                          ------------            ------------

         Total other expenses, net                                           3,457,058               3,523,495
                                                                          ------------            ------------

Income before taxes                                                          2,030,701               1,745,225

State and federal income tax expense                                         1,019,349                 911,249
                                                                          ------------            ------------

Net income                                                                $  1,011,352            $    833,976
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

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                       FOR THE THIRTY-NINE WEEK PERIOD ENDED MARCH 29, 1998
                                                 ---------------------------------------------------------------
                                                                   ADDITIONAL
                                                    COMMON          PAID IN        ACCUMULATED         TOTAL
                                                    STOCK           CAPITAL          DEFICIT           EQUITY
                                                 ------------     -----------     ------------      ------------
Balance as of June 29, 1997                      $ 13,500,000     $   336,063     $ (7,133,105)     $  6,702,958

Dividends                                                  --              --         (625,000)         (625,000)

Current period net income                                  --              --        1,011,352         1,011,352
                                                 ------------     -----------     ------------      ------------

Balance as of March 29, 1998                     $ 13,500,000     $   336,063     $ (6,746,753)     $  7,089,310
                                                 ============     ===========     ============      ============

The accompanying notes are an integral part of these financial statements.

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE THIRTY-NINE    FOR THE THIRTY-NINE
                                                                                       WEEK PERIOD            WEEK PERIOD
                                                                                          ENDED                  ENDED
                                                                                      MARCH 29, 1998        MARCH 30, 1997
                                                                                   -------------------    -------------------
Cash flows from operating activities:
   Net income                                                                      $   1,011,352          $     833,976
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                    1,154,283              1,332,618
       Amortization of cost in excess of fair value of net assets acquired               652,800                652,800
(goodwill)
       Amortization of deferred loan costs                                               431,900                429,300
       Net gain on sales and disposals of property and equipment                        (355,355)              (409,334)
       Net (decrease) in accrued straight-line minimum rent
         Receivable and payable                                                          (44,624)               (50,027)
       Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                     53,787                (40,482)
           (Increase) in inventory                                                      (283,590)              (233,307)
           (Increase) in prepaid expenses                                                (34,329)              (243,213)
           (Increase) in income tax receivable                                                 0                (53,190)
           Decrease in current deferred tax benefit                                            0                  5,697
           Decrease in other receivables                                                   1,061                 27,058
           Decrease in deposits                                                              991                  1,514
           Increase (decrease) in accounts payable                                        53,636               (585,548)
           (Decrease) in sales taxes payable                                              (9,569)               (29,603)
           (Decrease) in accrued interest payable                                     (1,087,206)            (1,085,917)
           Increase in accrued expenses                                                  144,955                360,551
           Increase in deposits                                                           73,038                 26,346
                                                                                   -------------          -------------

                Net cash provided by operating activities                              1,763,130                939,239
                                                                                   -------------          -------------

Cash flows from investing activities:
   Acquisitions of property and equipment, including net change in construction
      in progress, net of construction deposits received from franchisees             (1,172,942)              (611,480)
   Proceeds from sales and disposals of property and equipment                           915,379                284,181
   Acceptance of notes receivable                                                              0                 (2,224)
   Proceeds from collection of notes receivable                                          921,933                455,382
                                                                                   -------------          -------------

                Net cash provided by investing activities                                664,370                125,859
                                                                                   -------------          -------------

Cash flows from financing activities:

   Principal repayments under capital lease obligations                                  (19,408)               (19,190)
   Dividends paid                                                                       (750,000)              (625,000)
                                                                                   -------------          -------------

                Net cash used for financing activities                                  (769,408)              (644,190)
                                                                                   -------------          -------------

       Net increase in cash and cash equivalents during period                         1,658,092                420,908
                                                                                   -------------          -------------
Cash and cash equivalents, beginning of period                                         4,883,991              3,301,627
                                                                                   -------------          -------------

Cash and cash equivalents, end of period                                           $   6,542,083          $   3,722,535
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

                      GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                      STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                               FOR THE THIRTY-NINE      FOR THE THIRTY-NINE
                                                                                   WEEK PERIOD              WEEK PERIOD
                                                                                      ENDED                    ENDED
                                                                                  MARCH 29, 1998          MARCH 30, 1997
                                                                               -------------------      -------------------
Supplemental disclosure of cash flow information:

Cash paid during the period for:

     Interest                                                                      $  4,354,490            $  4,356,355
                                                                                   ============            ============

     State and federal income taxes                                                $    895,968            $    634,045
                                                                                   ============            ============

Cash paid during the thirty-nine week period ended March 29, 1998 for state and federal income taxes represents payments made by Great American Cookie Company, Inc. (the "Company") to governmental authorities and to Cookies USA, Inc. ("Cookies USA"), the sole stockholder of the Company, pursuant to a tax sharing agreement between the two companies. The companies file consolidated federal and state tax returns. In accordance with the tax sharing agreement, the Company will pay Cookies USA an amount equal to federal and state income tax liabilities calculated on a separate basis for the Company. (See the Company's Form 10-K for the fiscal year ended June 29, 1997 for additional information.)

Supplemental disclosures of non-cash investing and financing activities:

During the thirty-nine weeks ended March 29, 1998, notes receivable with face amounts totaling $202,186 were received from unrelated franchisees in connection with the sale of 3 Company-operated stores.

During the thirty-nine weeks ended March 29, 1998, notes receivable with face amounts totaling $932,894 were received from unrelated franchisees in connection with the sale of 6 Company-operated stores.




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

         The accompanying financial statements of Great American Cookie Company, Inc. (the "Company" or "Great American Cookies") for the thirteen weeks ended and for the thirty-nine weeks ended March 29, 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, and the results of its operations and its cash flows for the periods presented. However, these results are not necessarily indicative of the results for any other interim period or the full year.

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

2.       NOTES RECEIVABLE

         Notes receivable consist of the following:

                                                                                              MARCH 29,         JUNE 29,
                                                                                                1998             1997
                                                                                            -----------       -----------

               Notes receivable                                                             $   449,972       $ 1,169,719
               Less: current portion                                                            156,505           867,207
                                                                                            -----------       -----------

               Notes receivable, net of current portion                                     $   293,467       $   302,512
                                                                                            ===========       ===========

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

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                          NOTES TO FINANCIAL STATEMENTS



3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                          MARCH 29,        JUNE 29,
                                                                                            1998            1997
                                                                                        -------------    ------------
         Land                                                                           $    240,000     $    240,000
         Building                                                                            760,795          760,795
         Building and leasehold improvements                                               6,542,776        6,829,757
         Furniture, fixtures, and equipment                                                3,149,286        3,228,241
                                                                                        ------------     ------------

                                                                                          10,692,857       11,058,793

         Less: accumulated depreciation                                                   (5,199,311)      (4,754,202)
                                                                                        ------------     ------------

         Property and equipment, net                                                    $  5,493,546     $  6,304,591
                                                                                        ============     ============



4.       LONG-TERM DEBT

         Notes payable as of March 29, 1998 and June 29, 1997 represent notes issued in connection with the acquisition of the Company on December 10, 1993. Notes payable are described as follows:

            10.875% Senior Secured Notes Payable due January 15, 2001, Series B,
                (the "Notes"). Interest accrues daily and is payable semi-annually on

                January 15 and July 15.                                                               $ 40,000,000
                                                                                                      ============

         Certain tangible and intangible assets secure the Notes, including, but not limited to, the equipment constituting the Company's batter production facility, the capital stock of all current and future subsidiaries of the Company, intellectual property rights and other intangible assets of the Company.

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

                       GREAT AMERICAN COOKIE COMPANY, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF COOKIES USA, INC.)

                          NOTES TO FINANCIAL STATEMENTS

5.       LITIGATION

         On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state franchise laws. These allegations were made as a result of discussions held between Cookies USA and Mrs. Fields Original Cookies, Inc. ("Mrs. Fields") regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, the sole stockholder of Great American Cookies. As of May 13, 1998, no agreement with Mrs. Fields has been reached. The Company has not responded to the lawsuit because the plaintiffs have agreed to extend the time to do so in order that discussions among all of the parties may continue. Nevertheless, the Company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims if necessary. This action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of the results of operations of Great American Cookie Company, Inc. (the "Company") for the thirteen weeks ended March 29, 1998 compared to the results of operations for the thirteen weeks ended March 30, 1997 and for the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997 is below. The factors cited in the following discussion as contributing to changes in operating results are listed in order of importance; however, unless otherwise indicated in such discussion, the quantitative importance of any such factors cannot be determined by management and is not stated.

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

THIRTEEN WEEKS ENDED MARCH 29, 1998 (THIRD QUARTER OF FISCAL 1998) COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1997 (THIRD QUARTER OF FISCAL 1997)

Company and Franchise Store Activity

         As of March 29, 1998 there were 80 Company-operated stores and 243 franchised stores in operation. The store activity for the third quarter of fiscal 1998 and third quarter of fiscal 1997 is summarized as follows:

                                                                    THIRD QUARTER             THIRD QUARTER
                                                                    OF FISCAL 1998            OF FISCAL 1997
                                                                    --------------            --------------
                                                                COMPANY-                   COMPANY-
                                                                OPERATED      FRANCHISED   OPERATED   FRANCHISED
                                                                --------      ----------   --------   ----------

Stores open as of beginning of the quarter                            80             246         98          232
     Stores opened (including relocations)                             1               0          1            3
     Stores closed (including relocations)                            (1)             (3)        (3)          (4)
     Stores sold to franchisees                                        0               0          0            0
     Stores acquired from franchisees                                  0               0          2           (2)
                                                                --------      ----------   --------   ----------

Stores open as of the end of the quarter                              80             243         98          229

     Satellite locations as of the end of the quarter                  6              34          9           30
                                                                --------      ----------   --------   ----------

     Total outlets as of the end of the quarter                       86             277        107          259
                                                                ========      ==========   ========   ==========

         The above activity results in 1,033 Company-operated equivalent store weeks and 3,168 franchisee-operated equivalent store weeks during the thirteen week period ended March 29, 1998 compared to 1,261 Company-operated equivalent store weeks and 2,973 franchisee-operated equivalent store weeks during the thirteen week period ended March 30, 1997.

Total Revenue

         Total revenue decreased approximately $457,000, or 5.1%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Each of the Company's revenue sources is discussed below:

         - Cookie and beverage sales at Company-operated retail stores decreased approximately $765,000, or 14.9%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease in revenue from Company-operated retail stores was attributable to (a) a 18.1% decrease in Company-operated equivalent store weeks offset by (b) a 3.2% increase in the average retail sales volume per Company-operated store. On a comparable store basis, for those stores that were Company-operated in both fiscal 1998 and 1997, sales volumes increased 2.3% during the quarter. The average retail sales volume increased more than comparable store sales volumes due to the Company's portfolio of stores improving as a result of closing nine "underperforming" Company-operated stores during the third and fourth quarters of fiscal 1997.

         - Batter sales to franchisees increased approximately $220,000, or 8.4%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The increase in batter sales to franchisees was attributable to (a) a 6.6% increase in franchisee-operated equivalent store weeks and (b) a 1.8% increase in the volume of batter sold per franchisee-operated equivalent store week.

         - Franchise royalties increased approximately $141,000, or 12.7%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The increase in franchise royalties was attributable to (a) a 6.6% increase in franchisee-operated equivalent store weeks and (b) a 6.1% increase in the average retail sales volume per franchisee-operated store. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1998 and 1997, management estimates that franchisees' sales volumes increased 3.8% during the quarter.

         - Revenue from franchise sales decreased approximately $75,000, or 100.0%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Revenue from the sale of existing and new stores to franchisees is summarized as follows (rounded):

                                                                                  THIRD QUARTER         THIRD QUARTER
                                                                                   FISCAL 1998           FISCAL 1997
                                                                                  -------------         -------------
                    Number of licenses sold to franchisees
                             - existing stores                                                0                     0
                             - new stores                                                     0                     3

                    Cash and notes from sale of existing stores                    $          0          $          0
                    Less: net book value of existing stores sold                              0                     0
                                                                                   ------------          ------------
                    Revenue from sale of existing stores                                      0                     0
                                                                                   ------------          ------------

                    Revenue from license fees for new stores                                  0                75,000
                    Revenue from other fees                                                   0                     0
                                                                                   ------------          ------------
                    Revenue from license fees

                      for new stores and other fees                                           0                75,000
                                                                                   ------------          ------------
                    Total revenue from sale of existing
                      and new stores to franchisees                                $          0          $     75,000
                                                                                   ============          ============

         - Other revenue increased approximately $24,000, or 167.7%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The increase in other revenue is primarily attributable to (a) an increase in sales of miscellaneous supplies to franchise stores, offset by (b) an increase in sales discounts as a result of increased batter sales to franchisees.

Cost of Sales

         Cost of sales decreased approximately $289,000, or 6.5%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease in cost of sales was primarily attributable to (a) a decline in cookie and beverage sales due to fewer Company-operated retail stores offset by (b) an increase in batter sales to franchisees and (c) a decline in Company-operated retail store margins.

Retail Store Occupancy

         Retail store occupancy costs decreased approximately $283,000, or 17.1%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease was primarily attributable to (a) a decrease in rent, CAM, and utilities expense as a result of a 18.1% decrease in Company-operated equivalent store weeks and (b) a decrease in repairs and maintenance costs.

Other Retail Store Expenses

         Other retail store expenses decreased approximately $40,000, or 16.6%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease in other retail store expenses was primarily attributable to an 18.1% decrease in Company-operated equivalent store weeks.

Selling, General and Administrative

         Selling, general and administrative expenses decreased approximately $16,000, or 0.88%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. This decrease was primarily attributable to (a) a decrease in marketing expenditures and data processing costs.

Other Expenses, Net

         Other expenses, net, decreased approximately $10,000, or 0.9%, during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease was primarily attributable to an increase in interest income.

Net Loss

         Net loss decreased approximately $113,000, or 39.5%, for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The decrease in net loss was primarily attributable to (a) an 20.9% increase in operating income offset by (b) a 167.2% increase in state and federal income tax expense.

THIRTY-NINE WEEKS ENDED MARCH 29, 1998 (FISCAL 1998 YEAR-TO-DATE) COMPARED TO THIRTY-NINE WEEKS ENDED MARCH 30, 1997 (FISCAL 1997 YEAR-TO-DATE)

Company and Franchise Store Activity

         As of March 29, 1998 there were 80 Company-operated stores and 243 franchised stores in operation. The store activity for fiscal 1998 year-to-date and for fiscal 1997 year-to-date is summarized as follows:

                                                                    THIRD QUARTER             THIRD QUARTER
                                                                    OF FISCAL 1998            OF FISCAL 1997
                                                                    --------------            --------------
                                                                COMPANY-                   COMPANY-
                                                                OPERATED      FRANCHISED   OPERATED   FRANCHISED
                                                                --------      ----------   --------   ----------
Stores open as of beginning of the fiscal year                        91             233        104          225
     Stores opened (including relocations)                             3               6          1            8
     Stores closed (including relocations)                            (2)             (8)        (4)          (7)
     Stores sold to franchisees                                      (12)             12         (8)           8
     Stores acquired from franchisees                                  0               0          5           (5)
                                                                --------      ----------   --------   ----------

Stores open as of the end of the quarter                              80             243         98          229

     Satellite locations as of the end of the quarter                  6              34          9           30
                                                                --------      ----------   --------   ----------

     Total outlets as of the end of the quarter                       86             277        107          259
                                                                ========      ==========   ========   ==========


         The above activity results in 3,261 Company-operated equivalent store weeks and 9,397 franchisee-operated equivalent store weeks during the thirty-nine week period ended March 29, 1998 compared to 3,917 Company-operated equivalent store weeks and 8,880 franchisee-operated equivalent store weeks during the thirty-nine week period ended March 30, 1997.

Total Revenue

         Total revenue decreased $1,370,000, or approximately 4.6%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. Each of the Company's revenue sources is discussed below:

         - Cookie and beverage sales at Company-operated retail stores decreased approximately $2,577,000, or 14.9%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The decrease in revenue from Company-operated retail stores was attributable to (a) a 16.7% decrease in Company-operated equivalent store weeks offset by (b) a 1.9% increase in the average retail sales volume per Company-operated store. On a comparable store basis, for those stores that were Company-operated in both fiscal 1998 year-to-date and fiscal 1997 year-to-date, sales volumes increased 0.4%. The average retail sales volume increased more than comparable store sales volumes due to the Company's portfolio of stores improving as a result of closing nine "underperforming" Company-operated stores during the third and fourth quarters of fiscal 1997.

         - Batter sales to franchisees increased approximately $693,000, or 8.4%, during the thirty-nine weeks ended March 29, 1998, compared to the thirty-nine weeks ended March 30, 1997. The increase in batter sales to franchisees was attributable to
                  (a) a 5.8% increase in franchisee-operated equivalent store weeks and (b) a 2.5% increase in the volume of batter sold per franchisee-operated equivalent store week

         - Franchise royalties increased approximately $447,000, or 12.5%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The increase in franchise royalties was attributable to (a) an increase in the average retail sales volume per franchisee-operated store of 6.7% and (b) a 5.8% increase in franchisee-operated equivalent store weeks. On a comparable store basis, for those stores which were franchisee-operated in fiscal 1998 year-to-date and fiscal 1997 year-to-date, management estimates that franchisees' sales volumes increased 4.6%.

         - Revenue from franchise sales decreased approximately $56,000, or 5.8%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. Revenue from the sale of existing and new stores to franchisees is summarized as follows (rounded):



                                                                                  THIRD QUARTER         THIRD QUARTER
                                                                                   FISCAL 1998           FISCAL 1997
                                                                                  -------------         -------------
                    Number of licenses sold to franchisees
                             - existing stores                                               12                     8
                             - new stores                                                     4                     8

                    Cash and notes from sale of existing stores                    $  1,415,000          $  1,327,000
                    Less: net book value of existing stores sold                       (625,000)             (574,000)
                                                                                   ------------          ------------
                    Revenue from sale of existing stores                                790,000               753,000
                                                                                   ------------          ------------

                    Revenue from license fees for new stores                            100,000               200,000
                    Revenue from other fees                                              13,000                 6,000
                                                                                   ------------          ------------
                    Revenue from license fees
                      for new stores and other fees                                     113,000               206,000
                                                                                   ------------          ------------

                    Total revenue from sale of existing

                      and new stores to franchisees                                $    903,000          $    959,000
                                                                                   ============          ============

         - Other revenue increased approximately $122,000, or 812.5%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The increase in other revenue is primarily attributable to (a) an increase in sales of miscellaneous supplies to franchise stores and (b) an increase in construction assistance revenue for construction assistance performed by the Company on behalf of the franchisees.

Cost of Sales

         Cost of sales decreased approximately $916,000, or 6.6%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The decrease in cost of sales was primarily attributable to (a) a decline in cookie and beverage sales due to fewer Company-operated retail stores offset by (b) an increase in batter sales to franchisees and (c) a decline in Company-operated retail store margins.

Retail Store Occupancy

         Retail store occupancy costs decreased approximately $660,000, or 13.0%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The decrease was primarily attributable to a decrease in rent, CAM and utilities expense as a result of a 16.7% decrease in Company-operated equivalent store weeks.

Other Retail Store Expenses

         Other retail store expenses decreased approximately $62,000, or 8.3%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The decrease in other retail store expenses was primarily attributable to (a) a 16.7% decrease in Company-operated equivalent store weeks offset by (b) an increase in both local store and point-of-sale marketing costs for Company-operated stores.

Selling, General and Administrative

         Selling, general and administrative expenses increased approximately $49,000, or 1.0%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. This increase was primarily attributable to (a) an increase in marketing expenditures, (b) an increase in the cost of training materials related to the rollout of a new training program, and (c) increases in the cost of health insurance for support center personnel, offset by (d) a decrease in legal and professional fees, (e) a decrease in salaries and benefits at the support center, and (f) a decrease in franchise sales advertising.

Other Expenses, Net

         Other expenses, net, decreased $66,000, or approximately 1.9%, during the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The decrease was primarily attributable to an increase in interest income.

Net Income

         Net income increased $177,000, or approximately 21.3%, for the thirty-nine weeks ended March 29, 1998 compared to the thirty-nine weeks ended March 30, 1997. The increase in net income was primarily attributable to a 4.1% increase in operating income offset by (b) an 11.9% increase in state and federal income tax expense.

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

                                               FOR THE                 FOR THE                 FOR THE                 FOR THE
                                            THIRTEEN WEEK           THIRTEEN WEEK          THIRTY-NINE WEEK        THIRTY-NINE WEEK
                                             PERIOD ENDED            PERIOD ENDED            PERIOD ENDED            PERIOD ENDED
                                            MARCH 29, 1998          MARCH 30, 1997          MARCH 29, 1998          MARCH 30, 1997
                                             (UNAUDITED)             (UNAUDITED)             (UNAUDITED)             (UNAUDITED)
                                            --------------          --------------          ---------------         ----------------
Net income (loss)                              $   (173)               $   (285)               $  1,011                $    834
Add:
     Depreciation                                   346                     439                   1,154                   1,333
     Amortization of goodwill                       218                     218                     653                     653
     Interest expense,

         net of interest income                     995                   1,006                   3,025                   3,094
     Amortization of debt issue costs               144                     143                     432                     429
     Provision for income taxes                      28                     (42)                  1,019                     911
                                               --------                --------                --------                --------

EBITDA                                            1,558                   1,479                   7,294                   7,254

Add:
     Other non-cash items                            17                      73                     123                     120
     Interest income                                 94                      84                     243                     176
                                               --------                --------                --------                --------

     Adjusted EBITDA                           $  1,669                $  1,636                $  7,660                $  7,550
                                               ========                ========                ========                ========

Liquidity and Capital Resources

         Working capital as of March 29, 1998 was approximately $7,833,000, a $2,161,000, or 38.1%, increase compared to the working capital balance at the end of the previous fiscal year (June 29, 1997). The increase in working capital is primarily due to cash and short-term notes received from the sale of 12 Company-operated stores during the first two quarters of fiscal 1998 totaling $1,315,000.

         The Company requires capital primarily to meet debt service obligations on its Senior Secured Notes (See Note 4 of the financial statements), for the development of new Company-operated stores and for the remodel of its existing Company-operated stores. The Company's principal sources of liquidity are cash flow from operations and the sale of Company-operated retail units to franchisees.

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

         The Company continually invests in its business through the addition of new Company-operated stores. These store additions are reflected as long-term assets and not as part of working capital. The Company anticipates that it will build approximately 5 Company-operated stores during fiscal 1998, requiring aggregate expenditures of approximately $650,000, in addition to remodeling 5 Company-operated stores which will require estimated expenditures of approximately $600,000. The Company anticipates that such costs will be funded with cash flow from operations and the sale of existing Company-operated stores to franchisees, including initial license fees. The number of Company-operated stores to be opened may be greater or less than anticipated depending upon a number of factors including the Company's ability to obtain locations on acceptable lease terms and/or the Company's ability to identify potential franchisees and to license such locations to franchisees before construction and store opening costs are incurred. The Company's future liquidity is dependent upon its ability to sell stores to franchisees.

         During the thirty-nine week period ended March 29, 1998, the Company incurred total capital expenditures of approximately $1,173,000, including a net increase in construction in progress of approximately $67,000. The Company estimates that to adequately maintain the Atlanta batter production facility and existing Company-operated retail units, approximately $300,000 to $400,000 of capital expenditures are required annually.

         The Company is a 100% subsidiary of Cookies USA, Inc. ("Cookies USA") and the sole operating unit of the consolidated entity. As of March 29, 1998, Cookies USA had outstanding debt consisting of $10 million of Subordinated Notes. Additionally, as of March 29, 1998, Cookies USA had outstanding securities and accrued dividends consisting of $13,211,158 of Senior Preferred Stock, $3,037,928 of Junior Class A Preferred Stock, $911,378 of Junior Class B Preferred Stock and $250,000 of common stock. The Company is the sole source of any cash to be paid as interest, principal payments or dividends on such securities or to pay any other expenses, including management fees and taxes, incurred by Cookies USA. The Company expects to pay dividends and tax payments to Cookies USA in amounts sufficient to service the cash flow requirements of Cookies USA to the extent that such payments are permitted by the terms of the Company's Senior Secured Notes. During the thirty-nine week period ended March 29, 1998, the Company declared $625,000 and paid $750,000 of dividends to Cookies USA. During the third quarter of fiscal 1998, the Company neither declared nor paid any dividends.

Seasonality and Inflation

         The Company's sales and profitability are subject to slight seasonal fluctuation and are traditionally higher during the Christmas holiday season because of various factors such as increased mall traffic and holiday gift purchases.

         The Company does not believe that historically inflation has materially affected earnings. However, many of the Company's employees are paid hourly rates related to the federal minimum wage. Future minimum wage increases may negatively impact the Company's payroll costs in the short-term, but management believes such impact can be negated in the long-term through increased efficiencies in its operations and, as necessary, through retail price increases. Historically, the Company has been able to increase prices sufficiently to match increases in its operating costs, but there is no assurance that it will be able to do so in the future.

Goodwill

         In evaluating the Company's goodwill for possible impairment, management has considered potential growth rates in both sales and EBITDA over the next five years. The impairment review is based on comparing the carrying amount to the undiscounted cash flows over the remaining amortization period. No impairment is indicated as of March 29, 1998.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 12, 1997, nine Great American Cookies franchisees filed a lawsuit against the Company and certain other parties alleging certain anticipatory breaches of contract and violations of certain state franchise laws. These allegations were made as a result of discussions held between Cookies USA and Mrs. Fields Original Cookies, Inc. ("Mrs. Fields") regarding the possibility of Mrs. Fields acquiring all of the outstanding shares of Common Stock of Cookies USA, the sole stockholder of Great American Cookies. As of May 13, 1998, no agreement with Mrs. Fields has been reached. The Company has not responded to the lawsuit because the plaintiffs have agreed to extend the time to do so in order that discussions among all of the parties may continue. Nevertheless, the Company believes that the claims of the plaintiffs are without merit and intends to vigorously defend itself against the claims if necessary. This action is at its earliest stages, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 29, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREAT AMERICAN COOKIE COMPANY, INC.

Date: May 13, 1998                   By: /s/ David B. Barr
                                        --------------------------------------
                                        David B. Barr, President,
                                        Chief Financial Officer, and Treasurer
                                        (Principal Financial Officer)